Form 10-K
period 1994-01-31
GETTY PETROLEUM CORP
filed 1994-04-29
CIK 79849

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT   OF 1934 [FEE REQUIRED]

For the fiscal year ended JANUARY 31, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE       ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-8059

                           GETTY PETROLEUM CORP.
          (Exact name of registrant as specified in its charter)

         DELAWARE                                             11-2232705
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification no.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                               11753
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  516-338-6000

Securities registered pursuant to Section 12(b) of the Act:
          Name of each exchange on
      Title of each class                         which registered
Common stock, $.10 par value                        New York Stock Exchange
Subordinated Debentures due 2000                    New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
                                None
                             (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

     Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates (6,768,865 shares) of the Company was $100,686,867 as of April 20, 1994.

     The registrant had outstanding 12,637,436 shares of common stock as of April 20, 1994.

                    DOCUMENTS INCORPORATED BY REFERENCE
                       Document                           Part of Form 10-K

Annual Report to Stockholders for the fiscal year
 ended January 31, 1994 (the "Annual Report") (pages 17 through 32).     II

Definitive Proxy Statement for the 1994 Annual Meeting of
 Stockholders (the "Proxy Statement") which will be filed
 by the registrant on or prior to 120 days following the
 end of the registrant's fiscal year ended January 31, 1994
 pursuant to Regulation 14A.                                  III




                                  PART I

Item 1. Business

GENERAL

Getty Petroleum Corp. (hereinafter, together with its subsidiaries, called the "Registrant", "Getty" or the "Company") is one of the nation's largest independent marketers of petroleum products. The Company serves retail and wholesale customers through a distribution and marketing network of 1,865 Getty and other branded retail outlets (also referred to as service stations) of which 652 have convenience food stores located in 13
Northeastern and Middle Atlantic states. The Company stores and distributes petroleum products from 26 distribution terminals and bulk plants. The
Company purchases gasoline, fuel oil and related petroleum products from Phibro Energy USA, Inc. pursuant to a three-year supply contract expiring on June 30, 1995, and from other suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region.
Through its truck transportation fleet of 145 vehicles and its distribution network, the Company markets and distributes such products throughout its 13 state marketing region. Of the 1,865 retail outlets supplied by the Company at January 31, 1994, over half are owned by the Company in fee or held under long-term leases. The remaining retail outlets purchase petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from the Company.
The Company also sells on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload, barge and pipeline quantities and sells fuel oil, kerosene and propane to residential, commercial and governmental customers in Maryland, Pennsylvania and upstate New York.

The Company and its predecessors have been in the petroleum marketing business for over 39 years. Mr. Leo Liebowitz, a director, President and Chief Executive Officer of the Company, and Mr. Milton Safenowitz, a director and former Executive Vice President of the Company, founded the business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition added service stations, distribution terminals and a heating oil and middle distillate marketing network in six additional states. Since 1985, the Company's operations have continued to expand, to its current marketing region in 13 Northeastern and Middle Atlantic states.

During the period from 1985 to 1991, the Company continued to expand by acquiring numerous small regional distributors, stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. In 1992, the Company implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. This process has resulted in the sale or lease of 64 properties in fiscal 1994 and is expected to result in the disposal of additional locations in the future.

OPERATING STRATEGY

The Company's operating strategy is to market motor fuels through service stations which are operated by independent Getty licensed dealers who lease or sublease the Company's service stations. Such dealers either buy their petroleum products from the Company or from licensed Getty distributors who purchase Getty products from the Company, or sell the Company's petroleum products and receive a commission. The Company views each of its retail outlets as a "profit center" and believes that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more successfully. Moreover, the leasing and subleasing of retail outlets to independent operators has provided the Company with a stable and increasing source of rental income and has enabled the Company to reduce its direct operating costs.

The Company directly operated 21 retail outlets at January 31, 1994 utilizing salaried employees. While the Company seeks to lease or sublease retail outlets to independent operators, it intends to retain a certain number of such company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts.

Certain of the owned and leased outlets have convenience food stores, automotive repair centers and car washes. Getty receives higher rentals from such properties as a result of such additional uses of the properties.

DISTRIBUTION

The retail outlets in the Company's marketing network sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under the Company's proprietary brand name Getty or, to a limited extent, under other brand names, in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia.

As of January 31, 1994, the Company has 1,865 Getty and other branded retail outlets as follows:

(i) 21 company operated retail outlets which are operated by salaried employees;

(ii) 449 lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and purchase their petroleum products from the Company);

(iii) 469 commission lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and receive a commission for sale of Company owned petroleum products);

(iv) 141 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 206 contract dealer retail outlets (dealers who purchase their petroleum products from the Company but do not lease or sublease retail outlets from the Company); and

(vi) 48 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 579 retail outlets.

As of January 31, 1994, the Company also has 36 non-operating properties being held for disposition and 105 locations in various stages of change.


Getty distributes its petroleum products from 26 distribution terminals and bulk plants which are Company controlled either through fee ownership or long-term leases and utilizes additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by the Company's truck transportation fleet, whose drivers are compensated in part on an incentive-based system.

The Company is a supplier of #2 heating oil (also known as home heating oil) in the Northeast, supplying fuel oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by the Company to retail outlets. In addition, the Company sells home heating oil, propane (LPG) and related services directly to approximately 47,500 retail and commercial customers.

PRODUCT SUPPLY

Effective July 1, 1992, the Company entered into a three-year supply contract to purchase gasoline and middle distillates from Phibro Energy USA, Inc. ("Phibro") at competitive spot related prices. During the year ended January 31, 1994, the Company purchased approximately 60% of its petroleum product requirements from Phibro and approximately 40% from other sources, principally domestic. Substantially all of the Company's supply contracts are for a term of one year or less except for the contract with Phibro which expires June 30, 1995. The Company has no crude oil reserves or refining capacity.
Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. No assurance can be given that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available at all in times of shortage. Further, a large, rapid increase in petroleum prices could adversely affect the Company's revenues and profitability if the Company's sales prices could not be increased or automobile consumption of gasoline were to decline as a result of such price increases. The Company's management believes, however, that the structure of the supply contract with Phibro reduces to a certain extent the impact of product price volatility due to lower inventory requirements, and, due to the large volume of its purchases, it will continue to have the ability to acquire petroleum products on competitive terms for the foreseeable future.

MARKETING

In order to provide efficient service to retail dealers and other customers, the Company is divided into various marketing regions. The Company's regional marketing personnel provide significant guidance, counseling and assistance to the Company's dealers, including advice on retail operations. The marketing personnel also supervise the company operated retail outlets.

The Company provides advertising and promotional support to its retail outlets. Both radio and newspaper media are utilized, and promotional programs are implemented on an ongoing basis.

The Company accepts Visa, MasterCard, Discover and American Express credit cards at Getty outlets and plans in the near future to accept debit cards. In addition, the Company has a proprietary fleet fueling card and a related tracking program which provides cost control data to its fleet customers.

COMPETITION

The Company believes that, based on the number of locations served, it is currently one of the largest independent marketers of petroleum products in the United States. The petroleum products industry is highly competitive, and the Company competes with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, the Company's earnings may be adversely affected by the marketing policies of such integrated oil companies, which may have greater flexibility to withstand price changes than the Company because of such integration. The Company competes for new dealers and distributors primarily on the basis of Getty brand acceptance, supply, price and marketing support. The retail outlets in the Company's marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

REGULATION

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Compliance with those laws and regulations has not had and is not expected to have a material effect on the competitive position of the Company.

The Company is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law. However, pursuant to the Company's agreements with its Getty dealers and distributors, the Company has voluntarily extended to them the protection of PMPA. Under PMPA, the Company complies with certain notice requirements and extends nondiscriminatory contracts to its Getty licensed dealers and distributors, whose franchises can be terminated or not renewed if certain PMPA-imposed requirements are met. Although a licensed dealer or distributor is not required to renew his or her franchise, because the Company has agreed to comply with PMPA the Company is required (unless there are grounds for non-renewal or termination) to renew the franchises of most of its licensed dealers and distributors who elect to renew. In addition, if the Company elects to sell any of its service stations, the Company shall, in accordance with PMPA, offer the franchisee the right to purchase any of such service stations operated by such franchisee at the price and upon terms at which the Company elects to sell.

In addition, the Company's operations are governed by numerous federal, state and local environmental laws and regulations affecting all aspects of its operations. Among these laws are (i) requirements to dispense reformulated gasoline in accordance with the Clean Air Act, (ii) restrictions imposed on the amount of hydrocarbon vapors which may enter the air at the Company's terminals and service stations, (iii) OSHA and other laws regulating terminal employee exposure to benzene and other hazardous materials, (iv) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (v) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (vi) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials harmful to the environment. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position. See "Item 3. Legal Proceedings".

PERSONNEL

As of January 31, 1994, the Company had 877 employees, of which 105 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Item 2. Properties

As of January 31, 1994, the Company owned in fee 457 retail outlets and leased 786 retail outlets, substantially all of which are leased on a long-term net lease basis. The Company, in turn, has leased or subleased 1,128 of such properties to others, substantially all of which are operated as Getty branded service stations.

The Company generally extends three-year lease terms to its dealers, except for new dealers, who generally receive a one year trial lease. Such leases provide for fixed and variable rentals at competitive rates. In addition, most leases provide for an additional rental if the dealer fails to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet is generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which are performed by the Company.

The retail outlets owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1994 are as follows:

                  January 31,
          -------------------------------
          1994   1993  1992   1991   1990
          ----   ----  ----   ----   ----
Owned     457    465    463    436    453

Leased    772    791    825    796    729
        -----  -----  -----  -----  -----
Total   1,229  1,256  1,288  1,232  1,182
       ======  =====  =====  =====  =====

The Company has an upgrading program to enhance the physical appearance of the Company's retail outlets which it expects to complete in fiscal 1995.

As of January 31, 1994, the Company also owned in fee 13 distribution terminals and bulk plants and leased 13 distribution terminals and bulk plants (on a long-term net lease basis) located in New York, New Jersey, Maine, Rhode Island, Pennsylvania, Connecticut and Maryland. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 80 million gallons. The terminals located in East Providence (Rhode Island), Rensselaer (New York) and South Portland (Maine) are deep-water terminals, capable of handling large vessels. Some of the Company's terminals have excess capacity and land that could be developed or adapted to handle products, such as residual fuel, jet fuel and lube blending, which the Company does not presently market.

The Company leases 309 service stations and 6 distribution terminals on a long-term basis from Power Test Realty Company Limited Partnership (the "Partnership"). The sole limited partner of the Partnership is Power Test Investors Limited Partnership ("PTILP"), which was created in 1985 pursuant to a rights offering to all of the Company's then existing stockholders. The general partner of the Partnership and PTILP is CLS General Partnership Corp. ("CLS"), which manages the Partnership and PTILP. CLS is wholly owned by Messrs. Leo Liebowitz, Milton Safenowitz and Milton Cooper, the principal stockholders of the Company, who as of January 31, 1994, collectively owned 46% of PTILP. The Company does not have any ownership interest in the Partnership or CLS, and does not have any ownership interest or option to purchase the Partnership's property and equipment, except for properties that the Company has determined have become uneconomical or unsuitable for the Company's use. In the event the Company makes such a determination, it must either (i) purchase the property from the Partnership for a sum equal to the greater of (x) the product of the annual rent then in effect multiplied by eleven or (y) 110% of the appraised fair market value of the property considered as encumbered by the lease or (ii) direct the Partnership to sell such property to a third party at a price negotiated by the Company, in which case the Company receives from the Partnership the amount, if any, by which the negotiated price exceeds the price determined by the above formula or pays any deficiency to the Partnership. Each of the leases of the service stations and the distribution terminals with the Partnership has an initial term of 15 years, expiring on January 31, 2000. The Company has the option to extend these leases for up to five consecutive terms of ten years each. During the fiscal years ended January 31, 1994, 1993 and 1992, the Company received from the Partnership $600,000, $576,000 and $552,000, respectively, for administrative and other services rendered to the Partnership and paid rent to the Partnership during such fiscal years of $10,981,000, $11,002,000 and $11,051,000, respectively.

The Company leases approximately 41,000 square feet of office space at 125 Jericho Turnpike, Jericho, New York where it currently maintains its corporate headquarters. The Company owns a 23,000 square foot building located at 175 Sunnyside Boulevard, Plainview, New York, where until June 1987 it maintained its corporate headquarters and which it is attempting to sell. Slattery Group Inc., a majority-owned subsidiary of the Company, owns certain properties, which it is attempting to sell, consisting principally of a nine story office building in Easton, Pennsylvania, and vacant land in Alabama and Ohio.

The Company believes that substantially all of its owned and leased properties are in good condition.

Item 3. Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on pages 26 and 27 of the Annual Report.

The State of New York has brought separate actions against the Company for alleged underground discharges of petroleum products at certain of its service stations. The actions, which were filed in 1983 and 1986, are pending in New York State Supreme Court in Albany County. In each case, the State is seeking reimbursement for clean up costs, interest and penalties for the alleged discharges. Most of any possible compensatory damages relating to clean up activities and any reimbursement to the State arising out of these two cases are covered by liability insurance.

In 1990, the State of New York brought an action in the New York State Supreme Court in Albany County seeking reimbursement for clean up costs against the Company and two other petroleum companies arising from an alleged 1984 spill of gasoline. In addition to clean up costs of $167,000, the State is seeking penalties of $500,000 and interest. The State has agreed to dismiss the Company from the lawsuit but a co-defendant has withheld consent.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against a subsidiary of the Company seeking reimbursement in the amount of $189,000 for clean up costs incurred at a service station. The State is also seeking penalties of $200,000 and interest.

In 1992, the State of New York asserted a claim for reimbursement of clean up costs against the Company and another oil company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984; no further communications have been received.

On October 22, 1993, the State of New York asserted a claim against the Company for $453,868 for cleanup costs incurred at a service station and for $68,000 for statutory penalties; no further communications have been received.

A majority-owned subsidiary of the Company has been named as a Potentially Responsible Party at a Superfund site in Connecticut; the subsidiary is considered to be a "de minimus" discharger and the maximum payment required will be approximately $5,000.

In 1992, the U. S. Environmental Protection Agency ("EPA") advised the Company that it would seek administrative penalties for the Company's failure to cease discharging into, and to close, service station bay drains at approximately 270 retail outlets. The EPA is seeking penalties of approximately $625,000. The Company has had no communications with the EPA during the past fiscal year concerning this matter.

In 1990, Getty Terminals Corp. ("Getty Terminals"), a subsidiary of the Company, was convicted of conspiracy and evasion of 1985 federal gasoline taxes. The Company provided for the costs associated with this matter in its financial statements for the year ended January 31, 1991 and all taxes, penalties and interest have been paid. As a result of the conviction, the Company and one of its subsidiaries, which have not heretofore bid on U.S. Government contracts, have been precluded from doing so until November 20, 1994. In February 1994, Getty Terminals received notices of proposed license revocations from the New York State Department of Taxation and Finance ("Department") for Getty Terminals' operating permits for its three New York State terminals and its motor fuels and diesel distributor licenses. The notices of proposed revocation are based on Getty Terminals' 1990 federal conviction for conspiracy to evade 1985 federal gasoline excise taxes and for non-payment of such taxes. The Department contends that Getty
Terminals' federal tax conviction affects its "duties and obligations" under Sections 283 and 283-b of the New York Tax Law ("Tax Law"). Getty paid all New York State taxes which were due and owing and has fully performed all of its duties and obligations under the Tax Law. Management of the Company believes that the Department does not have cause to revoke Getty Terminals' New York State licenses; therefore, management believes that this matter will have no material adverse effect on the Company's financial position or future business.

During the past fiscal year, the following three proceedings were settled:

In 1990, the Commissioner of Environmental Protection of Connecticut filed an action against the Company in the Hartford Superior Court alleging violations at several service station facilities. The matter has been settled and a penalty of $219,500 has been paid.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County seeking reimbursement for $15,000 for cleanup costs. During the past fiscal year the amount sought was increased to $72,000 for cleanup costs, together with statutory penalties of $500,000 and interest; the case has been settled and $80,000 has been paid to the State.

On April 2, 1993, the U. S. Environmental Protection Agency filed an administrative complaint seeking $122,000 in penalties for improper storage and disposition of PCB's which were deposited at two service stations by unknown persons. The matter has been settled and a penalty of $95,200 has been paid.

The Company is subject to various laws relating to protection of the environment, and to other contingencies, including legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. In the opinion of the Company, the aggregate amount of such environmental and legal liabilities, if any, for which provision has not been made will not have a material adverse effect on its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1994.


EXECUTIVE OFFICERS OF REGISTRANT

The following table lists the executive officers of the Company, their respective ages, the offices and positions held with the Company as of April 15, 1994 and the year in which each was elected an officer.

  Name              Age   Position                         Officer Since
  ----              ---   --------                         -------------
Leo Liebowitz       66    President and Chief Executive
                           Officer                         1971
John J. Fitteron    52    Senior Vice President and
                           Chief Financial Officer         1986
Stephen P. Salzman  57    Senior Vice President and
                           Corporate Secretary             1971
Alvin A. Smith      56    Senior Vice President            1985
L. Douglas Bauguss  35    Vice President                   1991
James R. Craig      42    Vice President                   1987
Michael K. Hantman  42    Vice President and
                           Corporate Controller            1988
Samuel M. Jones     57    Vice President and
                           General Counsel                 1986
Lorenzo Cinque      51    Treasurer                        1984

Mr. Liebowitz has been President and Chief Executive Officer and a director of the Company since 1971. He has also served as the President and a director of CLS General Partnership Corp. since 1985. He is also a director of the Regional Banking Advisory Board of Chemical Bank.

Mr. Fitteron joined the Company in 1986 as Senior Vice President and Chief Financial Officer. He has also served as Vice President - Finance and Assistant Secretary of CLS General Partnership Corp. since 1986. Prior to joining Getty, he was a Senior Vice President at Beker Industries Corp., a chemical and natural resource company.

Mr. Salzman became a Senior Vice President of the Company in 1986 and was elected Corporate Secretary in 1985. Prior thereto, he served as Vice President-Finance from 1984 to 1986 and Treasurer of the Company from 1971 to 1984. He has also served as Vice President and Secretary of CLS General Partnership Corp. since 1985.

Mr. Smith has been a Senior Vice President of the Company since 1985. Prior thereto, he was employed at Getty Oil Company as Wholesale Manager and Petroleum Manager.

Mr. Bauguss became a Vice President of the Company in 1991. He joined the Company in 1989 as Director of Real Estate. Prior to joining Getty, he was the Mid-Atlantic Real Estate Manager for Mobil Oil Corp.

Mr. Craig became a Vice President of the Company in 1987. He joined the Company in 1982 as a District Manager and became Manager - Retail Sales in 1984. Prior to joining Getty, he was a Regional Manager of Amerada Hess Corp.

Mr. Hantman became a Vice President of the Company in 1991. He joined the Company in 1985 as Corporate Controller. Prior to joining Getty, he was a Principal at Arthur Young & Company, an international accounting firm.

Mr. Jones joined the Company in 1986 as Vice President and General Counsel. He has also served as Vice President and Assistant Secretary of CLS General Partnership Corp. since 1986. Prior to joining Getty, he was a Senior Attorney with Texaco Inc.

Mr. Cinque has been Treasurer of the Company since 1984. Prior thereto, he served as Controller of the Company from 1976 to 1984.

Management is not aware of any family relationships among any of the foregoing executive officers.


                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 32 of the Annual Report.

Item 6. Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 20 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 21 through 32 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the heading "Election of Directors" on pages 2 and 3 of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Compensation" and "Report of the Compensation and Stock Option Committee" on pages 4 through 9 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Common Stock" on pages
3 and 4 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" on pages 8 and 10 of the Proxy Statement.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1. Financial statements

          The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 16 are filed as part of this annual report.

       2. Financial statement schedules

          The financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 16 are filed as part of this annual report.

       3. Exhibits

          The exhibits listed in the Exhibit Index on pages 24 through 29 are filed as part of this annual report.

       4. Reports on Form 8-K

          None.


                           GETTY PETROLEUM CORP.
                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES
               COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                             Items 14(a) 1 & 2

                                                      Reference
                                                --------------------------
                                                Form 10-K     1994 Annual
                                                  (pages)    Report (pages)
                                                --------------------------
Data incorporated by reference from attached
 1994 Annual Report to Stockholders of Getty
 Petroleum Corp.:
  Report of Independent Accountants                               32

  Consolidated Statements of Operations for the
    years ended January 31, 1994, 1993 and 1992                   21

  Consolidated Balance Sheets as of January 31,
   1994 and 1993                                                  22

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1994, 1993 and 1992                    23

  Notes to Consolidated Financial Statements                     24-31

Report of Independent Accountants - Supplemental
 Schedules                                            18

Schedule V - Property, Plant and Equipment for the
 years ended January 31, 1994, 1993 and 1992          19

Schedule VI - Accumulated Depreciation and
 Amortization of Property, Plant and Equipment for
 the  years ended January 31, 1994, 1993 and 1992     20

Schedule VIII - Valuation and Qualifying Accounts
 and  Reserves for the years ended January 31,
 1994, 1993  and 1992                                 21

Schedule IX - Short-Term Borrowings for the years
 ended January 31, 1994, 1993 and 1992                22

Schedule X - Supplementary Income Statement
 Information for the years ended January 31,
 1994, 1993 and 1992                                  23

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1994 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1994 Annual Report to Stockholders is not deemed filed as part of this report.


                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Petroleum Corp.:

Our report on the consolidated financial statements of Getty Petroleum Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 32 of the 1994 Annual Report to Stockholders of Getty Petroleum Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



New York, New York
March 16, 1994, except as to Note 6,
the date of which is April 12, 1994.

                    GETTY PETROLEUM CORP. and SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
            for the years ended January 31, 1994, 1993 and 1992
                              (in thousands)
                    Balance at                                   Balance at
                    beginning       Additions    Retirements        end of
Description         of period        at cost      or sales          period
- -----------         ----------    -----------    -----------     ----------
1994:
 Land                  $43,505         $  568         $1,466        $42,607
 Buildings              53,453          3,844          1,145         56,152
 Machinery and
  equipment            114,506         14,379          1,212        127,673
 Motor vehicles          6,041             64            129          5,976
 Furniture and
  fixtures               2,037             21              9          2,049
 Leasehold
  improvements          28,611          1,539            122         30,028
 Assets recorded
  under capital
  leases                55,349              -             39         55,310
                     ---------        -------         ------      ---------
                      $303,502        $20,415         $4,122       $319,795
                     =========        =======         ======      =========

1993:
 Land                  $42,613         $1,633           $741        $43,505
 Buildings              53,345          3,171          3,063         53,453
 Machinery and
  equipment            103,679         12,185          1,358        114,506
 Motor vehicles          6,604            245            808          6,041
 Furniture and
  fixtures               2,028             18              9          2,037
 Leasehold
  improvements          27,396          1,486            271         28,611
 Assets recorded
  under capital
  leases                55,498              -            149         55,349
                     ---------        -------         ------     ----------
                      $291,163        $18,738         $6,399       $303,502
                     =========        =======         ======     ==========

1992:
 Land                  $42,844         $  215           $446        $42,613
 Buildings              49,613          4,385            653         53,345
 Machinery and
  equipment             96,754         17,842         10,917        103,679
 Motor vehicles          6,422            559            377          6,604
 Furniture and
  fixtures               2,090             25             87          2,028
 Leasehold
  improvements          25,427          2,219            250         27,396
 Assets recorded
  under capital
  leases                55,864              -            366         55,498
                     ---------        -------        -------     ----------
                      $279,014        $25,245        $13,066       $291,163
                     =========        =======        =======     ==========





                  GETTY PETROLEUM CORP. and SUBSIDIARIES
         SCHEDULE VI - ACCUMULATED DEPRECIATION and AMORTIZATION
                     of PROPERTY, PLANT and EQUIPMENT
            for the years ended January 31, 1994, 1993 and 1992
                              (in thousands)

                                    Additions
                    Balance at     charged to                    Balance at
                    beginning       costs and    Retirements       end of
Description         of period        expenses     or sales         period
- -----------        -----------    -----------   ------------     ----------
1994:
Buildings              $19,551         $3,164           $506        $22,209
 Machinery and
  equipment             41,336         10,067            692         50,711
 Motor vehicles          4,383            518             96          4,805
 Furniture and
  fixtures               1,456            158              8          1,606
 Leasehold
  improvements          11,866          2,209             71         14,004
 Assets recorded
  under capital
  leases                32,617          3,892             24         36,485
                     ---------        -------         ------     ----------
                      $111,209        $20,008         $1,397       $129,820
                     =========        =======         ======     ==========

1993:
 Buildings             $17,046         $3,086         $  581        $19,551
 Machinery and
  equipment             32,716          9,300            680         41,336
 Motor vehicles          4,255            685            557          4,383
 Furniture and
  fixtures               1,285            180              9          1,456
 Leasehold
  improvements          10,044          1,982            160         11,866
 Assets recorded
  under capital
  leases                28,695          3,996             74         32,617
                     ---------        -------         ------     ----------
                      $ 94,041        $19,229         $2,061       $111,209
                     =========        =======         ======     ==========

1992:
 Buildings             $14,193         $3,051           $198        $17,046
 Machinery and
  equipment             27,511          9,702          4,497         32,716
 Motor vehicles          3,744            748            237          4,255
 Furniture and
  fixtures               1,120            191             26          1,285
 Leasehold
  improvements           8,007          2,185            148         10,044
 Assets recorded
  under capital
  leases                24,563          4,318            186         28,695
                     ---------        -------         ------       --------
                      $ 79,138        $20,195         $5,292       $ 94,041
                     =========        =======         ======       ========

                  GETTY PETROLEUM CORP. and SUBSIDIARIES
      SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS AND RESERVES
            for the years ended January 31, 1994, 1993 and 1992
                              (in thousands)

                    Balance at                                   Balance at
                     beginning                                     end of
                     of period      Additions     Deductions       period
- -----------        -----------    -----------   ------------     ----------
1994:
 Allowance for
  doubtful
  accounts*             $1,610           $566           $642         $1,534
                     =========        =======         ======      =========

1993:
 Allowance for
  doubtful
  accounts*             $1,634           $549           $573         $1,610
                     =========        =======         ======      =========

1992:
 Allowance for
  doubtful
  accounts*             $1,519         $1,105           $990         $1,634
                     =========        =======         ======      =========


*Relates to accounts receivable.



                  GETTY PETROLEUM CORP. and SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BORROWINGS
            for the years ended January 31, 1994, 1993 and 1992
                    (in thousands, except percentages)


                                                                   Weighted
                                         Maximum      Average       average
                           Weighted       amount       amount      interest
                Balance     average     outstanding  outstanding      rate
                 at end    interest       during      during the    during the
Category       of period      rate      the period    period (1)    period (2)
- --------       ---------   ---------   ------------- ------------  ------------

1994:
 Bank lines
  of credit (3)

1993:
 Bank lines
  of credit          -         -           $11,000       $1,164       4.35%

1992:
 Bank lines
  of credit          -         -            39,000        9,519       6.44%



Notes:

(1) The average amount outstanding during the period was calculated by multiplying the borrowings by the number of days such borrowings were outstanding during the period and dividing such amount by the number of days in the entire period.

(2) The weighted average interest rate for each period was calculated by dividing the actual interest expense on short-term borrowings by the average amount outstanding during the period.

(3) There were no short-term borrowings during the year ended January 31, 1994.

                  GETTY PETROLEUM CORP. and SUBSIDIARIES
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            for the years ended January 31, 1994, 1993 and 1992
                              (in thousands)


                                    Charged to costs and expenses
                                         1994    1993       1992
                                      -------   ------    -------
Maintenance and repairs               $20,117   $22,191   $24,308
                                      =======   =======   =======
Taxes, other than payroll and
 income taxes                         $12,296   $11,229         *
                                      =======   =======

*  Amount less than 1 percent of total sales and revenues.


                               EXHIBIT INDEX

                           GETTY PETROLEUM CORP.

                        Annual Report on Form 10-K
                for the fiscal year ended January 31, 1994



Exhibit
  No.    Description                   Begins on Sequential Page No.

  3.1    Certificate of                Filed as Exhibit  3.1 to registrant's
         Incorporation.                Registration Statement on Form S-1
                                       filed on June 23, 1971 (Registration
                                       No. 2-40881) and incorporated herein by
                                       reference.

  3.2    Certificate of Amendment of   Filed as Exhibit B to
         Certificate of                registrant's Annual Report on
         Incorporation, filed  July    Form 10-K for the fiscal year
         22, 1977.                     ended January 31, 1978 (File
                                       No. 1-8059) and incorporated
                                       herein by reference.

  3.3    Certificate of Amendment of   Filed as Exhibit 6.3 to
         Certificate ofIncorporation, Registration Statement on filed September 23, 1980. Form 8-A filed by the Company on July 19, 1985 (File No. 1-
                                       8059) and incorporated herein
                                       by reference.

  3.4    Certificate of Amendment of   Filed as Exhibit 6.4 to
         Certificate of Incorporation, Registration Statement on
         filed June 24, 1985.          Form 8-A filed by the Company
                                       on July 19, 1985 (File No. 1-
                                       8059) and incorporated herein
                                       by reference.

  3.5    Certificate of Amendment of   Filed as Exhibit 6.5 to
         Certificate of Incorporation, Registration Statement on
         filed, July 11, 1985.         Form 8-A filed by the Company
                                       on July 19, 1985 (File No. 1-
                                       8059) and incorporated herein
                                       by reference.

Exhibit
  No.    Description                   Begins on Sequential Page No.

  3.6    By-Laws.                      Filed as Exhibit 3.2 to
                                       registrant's Registration
                                       Statement on Form S-1 filed
                                       on June 23, 1971
                                       (Registration No. 2- 40881)
                                       and incorporated herein by
                                       reference.

  3.7    Certificate of Amendment      Filed as Exhibit A to
         of Certificate of             registrant's definitive proxy
         Incorporation.                statement, dated May 8, 1987,
                                       with respect to its Annual
                                       Meeting of Stockholders held
                                       June 18, 1987 and
                                       incorporated herein by
                                       reference.

   3.8   Amendment to By-Laws.         Filed as Exhibit B to
                                       registrant's definitive proxy
                                       statement, dated May 8, 1987,
                                       with respect to its Annual
                                       Meeting of Stockholders held
                                       June 18, 1987 and
                                       incorporated herein by
                                       reference.

  3.9    Amendment to By-Laws.         Filed as Exhibit 3.9 to
                                       registrant's Quarterly Report
                                       on Form 10-Q for the quarter
                                       ended April 30, 1988 (File
                                       No. 1-8059) and incorporated
                                       herein by reference.

  4.1    Indenture dated as of         Filed as Exhibit 4.1 to
         August 1, 1985 between        registrant's Annual Report on
         registrant and BankAmerica    Form 10-K for the fiscal year
         Trust Company of New York,    ended January 31, 1986 (File
         as Trustee, relating to the   No. 1-8059) and incorporated
         14% Subordinated Debentures   herein by reference.
         due August 1, 2000,
         including form of
         Debenture.


  *4.5   Bond Purchase Agreement
         dated as of October 1, 1981
         among Nassau County
         Industrial Development
         Agency, Chemical Bank and
         Leemilt's Petroleum, Inc.,
         relating to a $1,500,000
         industrial development bond
         due November 1, 1996.

Exhibit
  No.    Description                   Begins on Sequential Page No.

  4.7    $35,000,000 reducing          Filed as Exhibit 4.7 to
         revolving Loan Agreement      registrant's Quarterly
         between Leemilt's             Report on Form 10-Q for the
         Petroleum, Inc. and Bank      quarter ended October 31, 1987
         of New England, N.A. dated    (File No. 1-8059) and
         as of December 7, 1987 and    incorporated herein by reference.
         related Guaranty Agreement,
         dated as of December 7,
         1987, by and between Getty
         Petroleum Corp. and Bank of
         New England, N.A.

 10.2(a) Retirement and Profit         Filed as Exhibit 10.2(a) to
         Sharing Plan (amended         registrant's Annual Report
         and restated as of            on Form 10-K for the fiscal
         September 11, 1986.)          year ended January 31, 1987
                                       (File No. 1-8059) and
                                       incorporated herein by
                                       reference.

 10.3    Asset Purchase Agreement      Filed as Exhibit 2(a) to
         between Power Test Corp.      registrant's Current Report
         (now known as Getty           on Form 8-K, filed
         Petroleum Corp.) and          February 19, 1985 (File No.
         Texaco Inc., Getty Oil        1-8059) and incorporated
         Company, and Getty            herein by reference.
         Refining and Marketing
         Company, dated December
         21, 1984.

 10.4    Trademark License Agreement   Filed as Exhibit 2(b) to
         between Texaco Inc., Getty    registrant's Current Report
         Oil Company,Texaco            on Form 8-K, filed February
         Refining and Marketing        19, 1985 (File No. 1-8059)
         Inc., and Power Test  Corp.   and incorporated herein by
         (now known as Getty           reference.
         Petroleum Corp.), dated
         February 1, 1985.

Exhibit
  No.    Description                   Begins on Sequential Page No.

  10.7   Form of Real Property         Filed as Exhibit 2(e) to
         Leases between Power Test     registrant's Current Report
         Realty Company Limited        on Form 8-K, filed February 19,
         Partnership, as Lessor,       1985 (File No. 1-8059) and
         and Power Test Corp.          incorporated herein by reference.
         (now known as Getty
         Petroleum Corp.) (either
         directly or indirectly
         through a wholly-owned
         subsidiary), as Lessee,
         each dated February 1, 1985.

  10.8   Rolling Stock Lease           Filed as Exhibit 2(f) to
         between Power Test Realty     registrant's Current Report
         Company Limited Partnership,  on Form 8-K, filed February
         as Lessor, and Power Test     19, 1985 (File No. 1-8059)
         Petro Corp. (a wholly-owned   and incorporated herein by
         subsidiary of registrant),    reference.
         as Lessee, dated
         February 1, 1985.

  10.9   Equipment Lease between       Filed as Exhibit 2(g) to
         Power Test Realty Company     registrant's Current Report
         Limited Partnership, as       on Form 8-K, filed
         Lessor, and Power Test        February 19, 1985 (File
         Corp. (now known as Getty     No. 1-8059) and incorporated
         Petroleum Corp.) as Lessee,   herein by reference.
         dated February 1, 1985.

  10.16  Registrant's 1985 Stock       Filed as Exhibit A to
         Option Plan.                  registrant's definitive proxy
                                       statement, dated May 31,
                                       1985, with respect to its
                                       Annual Meeting of
                                       Stockholders held June 20,
                                       1985 and incorporated herein
                                       by reference.

  10.17  Hazardous Waste and           Filed as Exhibit 10.17 to
         PMPA Indemnification          registrant's Annual Report on
         Agreement dated as of         Form 10-K for the fiscal year
         December 10, 1986 among       ended January 31, 1987 (File
         Getty Petroleum Corp.,        No. 1-8059) and incorporated
         Power Test Realty Company     herein by reference.
         Limited Partnership and
         Bank of New England, N.A.

Exhibit
  No.    Description                   Begins on Sequential Page No.

  10.18  Guaranty Agreement dated      Filed as Exhibit 10.18 to
         as of December 1, 1986 of     registrant's Annual Report on
         Getty Petroleum Corp.         Form 10-K for the fiscal year
         regarding distribution        ended January 31, 1987 (File
         terminal leases between       No. 1-8059) and incorporated
         Power Test Realty Company     herein by reference.
         Limited Partnership and
         Getty Terminals Corp.

  10.19  Form of Indemnification       Filed as Exhibit C to
         Agreement between Getty       registrant's definitive proxy
         Petroleum Corp. and           statement, dated May 8, 1987,
         directors.                    with respect to its Annual
                                       Meeting of Stockholders held
                                       June 18, 1987 and incorporated
                                       herein by reference.

  10.20  Registrant's 1988 Stock       Filed as Exhibit A to
         Option Plan.                  registrant's definitive proxy
                                       statement, dated April 29, 1988,
                                       with respect to its Annual
                                       Meeting of Stockholders held
                                       June 16, 1988 and incorporated
                                       herein by reference.

  10.21  Milton Safenowitz             Filed as Exhibit 10.21 to
         Employment Agreement dated    registrant's Annual Report on
         February 1, 1990.             Form 10-K for the fiscal year
                                       ended January 31, 1990 (File
                                       No. 1-8059) and incorporated
                                       herein by reference.

  10.22  Supplemental Retirement       Filed as Exhibit 10.22 to
         Plan for Executives of        registrant's Annual Report on
         Getty Petroleum  Corp. and    Form 10-K for the fiscal year
         Participating Subsidiaries.   ended January 31, 1990 (File
                                       No. 1-8059) and incorporated
                                       herein by reference.

  10.23  Form of Agreement dated as    39
         of September 9, 1993
         between the Company and its
         non-director officers and
         one key employee regarding
         compensation upon change in
         Company control.

Exhibit
  No.    Description                   Begins on Sequential Page No.

  10.24  Amendment to Employment       Filed as Exhibit 10.24 to
         Agreement dated February 1,   registrant's Annual Report on
         1990 (see Exhibit 10.21).     Form 10-K for the fiscal year
                                       ended January 31, 1991 (File
                                       No. 1-8059) and incorporated
                                       herein by reference.

  10.25  Registrant's Amended and      Filed as Exhibit 4.10 to
         Restated 1991 Stock Option    registrant's Registration
         Plan.                         Statement on Form S-8 filed
                                       on June 18, 1993
                                       (Registration No. 33- 64746)
                                       and incorporated herein by
                                       reference.

  10.26  Petroleum Products Supply     Filed as Exhibit 10.26 to
         Agreement dated as of July    registrant's Quarterly Report
         1, 1992 by and between        on Form 10-Q for the quarter
         Phibro Energy USA, Inc. and   ended July 31, 1992 (File No.
         Getty Petroleum Corp.,        1-8059) and incorporated
         Getty Terminals Corp., and    herein by reference.
         Aero Oil Company.


  13  Annual Report to                  42
      Stockholders for the fiscal
      year ended January 31, 1994.

  22  Subsidiaries of the               37
      registrant.

  24  Consent of Independent            38
      Accountants.


*Registrant will furnish upon request.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Getty Petroleum Corp.
                                  (Registrant)


By____________________________            By__________________________
  John J. Fitteron,                         Michael K. Hantman,
  Senior Vice President and                 Vice President and
  Chief Financial Officer                   Corporate Controller
  (Principal Financial                      (Chief Accounting Officer)
  Officer)                                  April 28, 1994
  April 28, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By____________________________               By________________________
  Leo Liebowitz, President,                    Milton Cooper,
  Chief Executive Officer                      Director
  and Director                                 April 28, 1994
  April 28, 1994


By____________________________               By_________________________
  Herbert Lotman,                              Milton Safenowitz,
  Director                                     Director
  April 28, 1994                               April 28, 1994



By____________________________
  Warren G. Wintrub,
  Director
  April 28, 1994






                             FINANCIAL REVIEW

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the year ended January 31, 1994 were $772.6 million as compared with $903.7 million in the preceding year. The decrease in net sales was principally due to the Company's decision to effectively eliminate its bulk wholesale activities (which had a minimal effect on earnings) primarily as a result of the July 1992 product supply contract, resulting in $128.0 million lower sales. Also contributing to the decrease in sales was a 1.3% decrease in average selling prices, offset by a 5.3% increase in retail gallonage sold through 6.9% fewer outlets. Gross profit was $45.7 million in fiscal 1994, an increase of $14.2 million over the prior year. The increase in gross profit was principally due to improved gross margins, increased retail gallonage and the inclusion in the prior year period of approximately $1.2 million of non-recurring or unusual pre-tax charges related to settlement of demurrage charges and completion of a product supply contract with a foreign supplier. Fiscal 1993 sales were $903.7 million as compared with $1.12 billion in the preceding year. The decrease in net sales was due principally to the Company's decision during the latter half of fiscal 1993 to substantially reduce bulk wholesale activities primarily as a result of the 1992 product supply contract, and the elimination of direct Company operated convenience store sales as a result of leasing 141 of such stores in December 1991. Gross profit was $31.5 million in fiscal 1993 compared to $26.4 million in the prior fiscal year. Gross profit, although improved over the prior year, remained lower than historical levels principally due to the continuation of unsatisfactory profit margins during the first nine months of fiscal 1993 resulting from highly competitive market conditions.

Although the Company believes that it has only been modestly affected by inflation due to its ability to generally pass on wholesale cost increases at the retail level, there have been wide and rapid fluctuations in product costs and selling prices. Accordingly, the Company's revenues and resultant profit margins from the sale of petroleum products may continue to undergo significant variations.

Rental income of $30.0 million in fiscal 1994 increased 4.4% over fiscal 1993 rental income of $28.8 million. The increase was due to increased lease rental rates resulting from capital improvements in Company owned and leased locations and lease renewals. Rental income in fiscal 1993 amounted to $28.8 million, an increase of 14.9% over the $25.0 million realized in fiscal 1992. The increase in the 1993 period was principally due to additional rental income earned as a result of the convenience store leases.

Other income, net was $3.9 million in fiscal 1994 which represented a decrease of $.7 million from the prior year. The current year includes $.8 million of gains on dispositions of non-performing assets compared to $2.7 million of gains on dispositions in the prior year. The prior year also included $1.7 million of non-recurring or unusual pre-tax charges relating to cancellation of a cargo freight contract and the planned disposition of two terminals, which charges were incurred principally because of the 1992 product supply contract and severance payments resulting from a work force reduction in October 1992. Other income, net was $4.6 million in fiscal 1993 as compared to $11.8 million in the prior year, a decrease of $7.2 million principally due to a combination of gains or losses from non-recurring or unusual items in both years. Fiscal 1993 included $2.7 million of gains on dispositions of non-performing assets partially offset by the aforementioned $1.7 million of non-recurring or unusual pre-tax charges relating to cancellation of a cargo freight contract, the planned disposition of two terminals and severance payments. Fiscal 1992 included $3.2 million of income recognized by the Company for its portion of a claim settlement, $3.7 million of gains on dispositions of non-performing assets and $1.2 million of miscellaneous income related to the convenience food store operations.

Selling, general and administrative expenses in fiscal 1994 amounted to $28.8 million, a decrease of $2.8 million from the prior year. The decrease was principally due to lower expenses as a result of cost reduction measures previously instituted by the Company, which included a work force reduction in October 1992, and reduced advertising expenditures. Selling, general and administrative expenses in fiscal 1993 amounted to $31.6 million, a decrease of $8.7 million from the prior year. The decrease was principally due to the elimination of expenses as a result of leasing the convenience food stores, cost reduction measures instituted by the Company, which included the work force reduction in October 1992, and reduced advertising expenditures.

Interest expense in fiscal 1994 amounted to $14.6 million, a decrease of $2.2 million from the prior year. The decrease was principally due to reduced debt outstanding during the current fiscal year. Interest expense in fiscal 1993 amounted to $16.8 million, a decrease of $2.2 million from fiscal 1992 primarily due to reduced debt outstanding and lower interest rates.

Depreciation and amortization decreased by $.4 million in fiscal 1994 as compared to the prior year. There was a decrease in amortization of deferred charges of $1.1 million, partially offset by an increase in depreciation of $.7 million as a result of additions to property, plant and equipment. Depreciation and amortization decreased by $.9 million in fiscal 1993 as compared to the prior year principally as a result of the sale in December 1991 of certain equipment used in the convenience food stores, partially offset by a write-off of certain deferred charges in connection with a $30 million term loan, which was prepaid in July 1992.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", during the first quarter of fiscal 1994 and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $.9 million in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1994, working capital amounted to $6.2 million as compared to $3.0 million as of January 31, 1993. The increase in working capital was primarily due to funds generated during the year from operations, partially offset by capital expenditures and the reduction in long-term indebtedness.

The Company's principal sources of liquidity are cash flows from operations, which amounted to $38.1 million during the year ended January 31, 1994, and its short-term unsecured lines of credit. As of January 31, 1994, lines of credit amounted to $60 million, of which $37.6 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances and short-term investments of $50.6 million, cash flows from operations and its credit lines.

On April 12, 1994, the Company announced that it will call all of the outstanding 14% subordinated debentures due August 1, 2000. The call price will be 102.8% and the redemption date will be May 16, 1994. Interest will be paid to the redemption date. The redemption will be made with existing funds, a portion of which may be funded by long-term debt.

Capital expenditures during the fiscal year ended January 31, 1994 amounted to $20.4 million, including $.9 million related to property acquisitions and $9.2 million for replacement of underground storage tanks and vapor recovery facilities at gasoline stations and terminals.


ENVIRONMENTAL MATTERS

The Company is subject to various laws relating to protection of the environment, and to contingencies, including legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. In the opinion of the Company, the aggregate amount of such environmental and legal liabilities, if any, for which provision has not been made will not have a material adverse effect on its financial position.

The Company is impacted by numerous environmental laws and regulations, the most important of which are discussed below.

The Clean Air Act Amendments of 1990 requires that the nine worst ozone non-attainment areas in the U.S. must use reformulated fuels gasoline ("RFG") year round. These geographic areas plus other areas that elect to participate in the program include substantially all of the Company's marketing area. At the same time it issued the final RFG rule, the U.S. Environmental Protection Agency issued a proposed rule to ensure that at least 30% of the oxygen required to make RFG come from renewable sources. A final rule is expected in June 1994. The Company's supply contract with Phibro Energy USA, Inc. provides for RFG gasoline and, therefore, the Company should not experience any impact to meet these new regulations. The Company has blended gasoline with ethanol successfully in many markets for the past four years and has supply arrangements for ethanol. Many of the Company's terminals are equipped with blending equipment. Accordingly, the Company believes it is well positioned to meet the RFG regulations.

The federal underground storage tank ("UST") regulations, enacted in 1988, provide that all non-complying UST's must be upgraded or replaced by the end of 1998. The Company estimates that an additional $47 million may be required to meet the 1998 UST deadline.

Various environmental regulations require the remediation of discharges or releases of petroleum products from UST's. The Company estimates that for existing remediation projects and anticipated remediation required in conjunction with UST replacements it may be required to expend $65 million in the next five years, reduced by $8 million for expected recoveries against certain state underground tank funds.

Numerous regulations affect the Company's terminals and, in particular, the imperviousness of the terminals' ground or surface and federal volatile organic compound ("VOC") air emission regulations. The Company's terminals are substantially in compliance with all environmental regulations and the Company estimates that only $2 million may be required in the next five years for its terminals, except the Company is unable to estimate the cost of complying with the VOC emission regulations which have not been finalized.

Federal and local regulations require the permanent closure of service station bay drains and the removal of waste oil and fuel oil tanks. The Company estimates that it may expend $5 million over the next five years to complete this program.

The foregoing environmental expenditures are comparable in the aggregate to the amounts spent for environmental matters during the past five fiscal years. It is anticipated that the aforesaid environmental expenditures will be provided from operating cash flow.

The Company is a Potentially Responsible Party at one Superfund site in Connecticut for which its maximum exposure is approximately $5,000.

As of January 31, 1994, the Company had $6.8 million accrued for environmental matters, principally for service station site remediations and legal matters. During the years ended January 31, 1994, 1993 and 1992, the Company expensed $9.7 million, $12.4 million and $13.0 million, respectively, for environmental matters, which amount in fiscal 1994 was net of $1.1 million for recoveries against certain state underground tank funds.

The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures for the installation and operation of pollution control systems and equipment. Moreover, the Company cannot predict the number or the magnitude of new discharges or releases from its UST's.

SELECTED FINANCIAL DATA

(in thousands except per share amounts)

                                               Years ended January 31,
                                  1994           1993           1992           1991             1990
- ---------------------------------------------------------------------------------------------------
Operations:
Net sales                      $ 772,610       $903,712    $ 1,117,380    $ 1,234,359    $ 1,153,524
Net income (loss)              10,201(a)         (3,703)       (12,337)        (9,540)        22,987
Net income (loss) per share       .81(a)           (.29)          (.98)          (.74)          1.75
Cash dividends per share              --            .04            .23            .37            .29

Financial Position:
Total assets                     292,388        293,736        317,539        337,978        309,950
Working capital                    6,191          2,994         37,044         25,802         29,268
Long-term debt                    50,403         58,645         91,941         69,785         48,632
Capital lease obligations         34,177         38,188         41,673         44,839         47,677
Stockholders' equity            $ 92,152       $ 81,759       $ 85,795      $ 100,855      $ 121,120

(a) Includes credit to earnings of $860 or $.07 per share from the cumulative effect of adopting
 Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)


                                                 For the years ended January 31,
                                            1994           1993           1992
- --------------------------------------------------------------------------------
Net sales                                 $772,610      $ 903,712    $ 1,117,380
Rental income                               30,033         28,758         25,029
Other income, net                            3,914          4,616         11,835
                                          --------      ---------    ----------
                                           806,557        937,086      1,154,244

Cost of sales                              726,918        872,261      1,091,003
Selling, general and administrative
  expenses                                  28,780         31,625         40,284
Interest expense                            14,606         16,812         18,969
Depreciation and amortization               21,777         22,129         22,983
                                          --------       --------    -----------
                                           792,081        942,827      1,173,239

Income (loss) before provision (credit)
  for income taxes and cumulative
  effect of accounting change               14,476         (5,741)       (18,995)
Provision (credit) for income taxes          5,135         (2,038)        (6,658)
                                           -------        -------      ---------
Income (loss) before cumulative effect
  of accounting change                       9,341         (3,703)       (12,337)
Cumulative effect of accounting change         860             --             --
                                          --------      ---------    -----------
Net income (loss)                         $ 10,201       $ (3,703)     $ (12,337)
                                          ========      =========    ===========

Per Share Data:
Income (loss) before cumulative effect
  of accounting change                       $ .74         $ (.29)        $ (.98)
Cumulative effect of accounting change         .07             --             --
                                           -------        -------       --------
Net income (loss) per share                  $ .81         $ (.29)         $(.98)
Weighted average shares outstanding         12,622         12,606         12,597
                                           =======        =======        =======

See accompanying notes.


CONSOLIDATED BALANCE SHEETS

(in thousands)


                                                      January 31,
Assets:                                            1994           1993
- ----------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                    $ 42,334       $ 38,684
  Short-term investments, at cost which
    approximates market                           8,250            516
  Accounts receivable, less allowance for
    doubtful accounts of $1,534 in 1994
    and $1,610 in 1993                           21,242         24,442
  Inventories                                    10,017          9,799
  Deferred income taxes                           6,700          4,955
  Prepaid expenses and other current assets       3,686         12,302
                                               --------       -------
      Total current assets                       92,229         90,698
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization     189,975        192,293
Other assets                                     10,184         10,745
                                              ---------     ---------
      Total assets                            $ 292,388      $ 293,736
                                              =========     =========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                   $ 9,877        $ 8,119
  Accounts payable                               32,320         36,452
  Accrued expenses                               32,812         33,867
  Gasoline taxes payable                          8,658          9,266
  Income taxes payable                            2,371             --
                                                -------       -------
      Total current liabilities                  86,038         87,704
Long-term debt                                   50,403         58,645
Obligations under capital leases                 34,177         38,188
Deferred income taxes                            16,359         15,056
Other, principally deposits                      13,259         12,384
Commitments and contingencies (Notes 3 and 5)
Stockholders' equity                             92,152         81,759
                                              ---------     ---------
      Total liabilities and stockholders'
        equity                                $ 292,388      $ 293,736
                                              =========     =========
See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

                                                  For the years ended January 31,
                                                       1994           1993           1992
- -----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                  $ 10,201       $ (3,703)     $ (12,337)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                      21,777         22,129         22,983
  Deferred income taxes                                (442)         3,447          3,744
  Gain on dispositions of property, plant
    and equipment                                      (788)        (1,944)        (3,671)
  Gain on investments                                  (465)          (520)          (766)
Changes in assets and liabilities, net of effect
  of acquisitions:
  Accounts receivable                                 3,200          5,182          2,162
  Inventories                                          (218)        11,922          8,201
  Prepaid expenses and other current assets           7,471          2,058          3,501
  Other assets                                          (63)            78         (2,618)
  Accounts payable, accrued expenses and
    gasoline taxes payable                           (5,795)        18,816        (31,066)
  Income taxes payable                                2,371             --             --
  Other, principally deposits                           875            315            115
                                                   ----------     ---------     ---------
    Net cash provided by (used in)
      operating activities                           38,124         57,780         (9,752)
                                                   ---------      ---------     ----------

Cash flows from investing activities:
  Sale (purchase) of short-term investments, net     (7,269)           533          8,497
  Payments for acquisitions                            (920)        (2,465)        (6,534)
  Capital expenditures                              (19,495)       (16,273)       (22,665)
  Proceeds from dispositions of property,
    plant and equipment                               3,513          6,282         11,141
                                                   ---------       --------      ---------
      Net cash used in investing activities         (24,171)       (11,923)        (9,561)
                                                   ---------       ---------     ---------
Cash flows from financing activities:
  Long-term borrowings                                  845          1,769         30,000
  Repayment of long-term debt                        (7,989)       (36,870)        (6,356)
  Payments under capital lease obligations           (3,351)        (3,005)        (2,572)
  Treasury stock and stock options, net                 192            171            175
  Cash dividends                                         --           (504)        (2,898)
                                                   ---------       ---------     ---------
    Net cash provided by (used in)
      financing activities                          (10,303)       (38,439)        18,349
                                                   ---------       ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                         3,650          7,418           (964)
Cash and cash equivalents at beginning of year       38,684         31,266         32,230
                                                   ---------      ---------     ----------
Cash and cash equivalents at end of year           $ 42,334       $ 38,684       $ 31,266
                                                   =========      =========     ==========
Supplemental disclosures of cash flow information
  Cash paid (received) during the year for:
    Interest                                       $ 14,141       $ 15,950       $ 20,008
    Income taxes, net                                (4,327)        (7,211)        (7,566)
See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of Getty Petroleum Corp. and all majority-owned subsidiaries (the
"Company"). The Company is principally engaged in the marketing and distribution of petroleum products. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Net product exchange positions with other companies are reflected in inventory.

The Company may take positions in the futures market as part of its overall purchasing strategy in order to reduce the risk associated with price fluctuations. The gains and losses on futures contracts are included as a part of product costs.

Property, Plant and Equipment: Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to operations when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to income.

Depreciation and Amortization: Depreciation of fixed assets is computed on the straight-line method based upon the estimated useful lives of the assets. Assets recorded under capital leases (including land) and leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related asset.

Environmental Costs: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated.

Income Taxes: Deferred income taxes are provided for the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes.

Revenue Recognition: Revenue is recognized from sales when product ownership is transferred to the customer and from rentals as earned. Earnings (Loss) Per Share: Earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in earnings (loss) per share computations since their effect is immaterial.

Accounting Change: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", during the first quarter of fiscal 1994 and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $.9 million in the consolidated statement of operations. In addition to the impact of the cumulative effect on prior years, the effect on the current year of adopting SFAS No. 109 was insignificant. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.


2 INVENTORIES

As of January 31, 1994, 1993 and 1992, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.


3 LEASES

In 1985, Power Test Investors Limited Partnership (the "Partnership"), a publicly traded real estate limited partnership, purchased from Texaco certain Getty Oil Company properties and equipment which, in turn, have been leased on a long-term basis to the Company. For financial statement purposes, such leases have been recorded as capital leases.

The Partnership is managed by the General Partner, which is CLS General Partnership Corp. The Directors and shareholders of CLS General Partnership Corp. are also Directors and the principal shareholders of the Company. During the years ended January 31, 1994, 1993 and 1992, the Company billed the Partnership and reflected in other income $600,000, $576,000 and $552,000, respectively, for administrative and other services rendered to the Partnership.

Future minimum annual rentals under capital leases as of January 31, 1994, payable to the Partnership, are as follows:

Years ending January 31,                      (in thousands)
- -----------------------------------------------------------
1995                                               $ 10,757
1996                                                 10,557
1997                                                 10,557
1998                                                 10,557
1999                                                 10,557
Thereafter                                           10,557
                                                  ---------
                                                     63,542
Less, amount representing interest                   25,384
                                                  ---------
Present value of minimum lease payments
 (including $3,981 due within one year)            $ 38,158
                                                 ==========

In addition, the Company has obligations to other lessors under noncancelable operating leases which have terms in excess of one year, principally for gasoline stations. Substantially all of these leases contain renewal options and escalation clauses. Future minimum annual rentals under such leases are as follows:

Years ending January 31,                      (in thousands)
- ------------------------------------------------------------
1995                                               $ 13,541
1996                                                 12,753
1997                                                 11,630
1998                                                  9,877
1999                                                  8,160
Thereafter                                           34,530
                                                  ---------
                                                   $ 90,491

Rent expense, substantially all of which is included in cost of sales, amounted to $16,955,000, $17,226,000 and $17,276,000 for the years ended
January 31, 1994, 1993 and 1992, respectively. Such amounts consist of minimum rentals on noncancelable operating leases referred to above and short-term rentals of terminal facilities and other equipment.

Rental income from fee owned and leased properties aggregated $30,033,000, $28,758,000 and $25,029,000 for the years ended January 31, 1994, 1993 and
1992, respectively, which included $20,308,000, $20,421,000 and $17,960,000 of rent received under subleases. The net book value of fee owned properties leased to lessees was $80,041,000 at January 31, 1994.

Leased gasoline stations, which have been subleased to lessees, have sublease rentals generally not less than the rentals paid by the Company. No significant difficulty has been experienced in subleasing station properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                               Depreciable
                                        1994        1993       Life (Years)
- ---------------------------------------------------------------------------
                                        (in thousands)
Land                                 $ 42,607    $ 43,505
Buildings                              56,152      53,453                16
Machinery and equipment               127,673     114,506          10 to 16
Motor vehicles                          5,976       6,041           3 to 10
Furniture and fixtures                  2,049       2,037                10
Leasehold improvements                 30,028      28,611        See Note 1
Assets recorded under
  capital leases                       55,310      55,349        See Note 1
                                    ---------    --------
                                      319,795      303,502
Less, accumulated
  depreciation and amortization       129,820      111,209
                                    ---------   ---------
                                    $ 189,975    $ 192,293

Property, plant and equipment includes the following assets recorded under capital leases, principally with the Partnership:


                                                  1994           1993
- ---------------------------------------------------------------------
                                                   (in thousands)
Land                                           $ 27,571       $ 27,599
Buildings                                        18,172         18,181
Equipment                                         8,660          8,662
Motor vehicles                                      907            907
                                              ---------     ---------
                                                 55,310         55,349
Less, accumulated amortization                   36,485         32,617
                                              ---------     ---------
                                               $ 18,825       $ 22,732


5 COMMITMENTS AND CONTINGENCIES

The Company is subject to various laws relating to protection of the environment, and to other contingencies, including legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. In the opinion of the Company, the aggregate amount of such environmental and legal liabilities, if any, for which provision has not been made will not have a material adverse effect on its financial position.

Getty Terminals Corp. ("Getty Terminals"), a wholly-owned subsidiary of the Company, has received notices of proposed license revocations from the New York State Department of Taxation and Finance ("Department") for Getty Terminals' operating permits for its three New York State terminals and its motor fuels and diesel distributor licenses. The notices of proposed revocation are based on Getty Terminals' 1990 federal conviction for conspiracy to evade 1985 federal gasoline excise taxes and for non-payment of such taxes. The Department contends that Getty Terminals' federal tax conviction affects its "duties and obligations" under Sections 283 and 283-b of the New York Tax Law ("Tax Law"). Getty paid all New York State taxes which were due and owing and has fully performed all of its duties and obligations under the Tax Law. Management of the Company believes that the Department does not have cause to revoke Getty Terminals' New York State licenses; therefore, management believes that this matter will have no material adverse effect on the Company's financial position or future business.

In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount invested with any one financial institution other than the U.S. Government. Concentration of credit risk with respect to trade receivables generally is limited due to the large number of customers comprising the Company's customer base.


6 DEBT

Long-term debt consists of:

                                                       1994           1993
- ---------------------------------------------------------------------------
                                                       (in thousands)
Mortgage loan due through January 1, 1998           $ 24,164       $ 26,950
Subordinated debentures due through
  August 1, 2000                                      21,666         24,126
Real estate mortgages, bearing interest at
  rates ranging from 4% to 11%, due in varying
  amounts through October 1, 2020                     10,469         12,367
                                                   ---------     ---------
                                                      56,299         63,443
Less, current portion                                  5,896          4,798
                                                   ---------     ---------
Noncurrent portion                                  $ 50,403       $ 58,645

Aggregate principal payments in subsequent fiscal years relating to long-term debt are as follows (in thousands): 1995--$5,896; 1996--$7,749; 1997--
$6,286; 1998--$21,630; 1999--$3,920 and $10,818 thereafter.

Borrowings under the mortgage loan are payable monthly over the term of the agreement with a final payment of $15,346,000 on January 1, 1998. The loan, which bears interest at prime, is collateralized by first mortgages on certain service station properties.

The subordinated debentures, which bear interest at 14%, are redeemable in whole at any time or in part from time to time, at the option of the Company, at a premium initially equal to the coupon rate declining uniformly over the ten year period ending August 1, 1995. Annual sinking fund payments of $2,625,000, which commenced on August 1, 1990, are calculated to retire 75% of the debentures prior to maturity. As of January 31, 1994, $934,000 of debentures are held in treasury and may be used to meet future sinking fund payments. The debentures are subordinate in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. As of January 31, 1994, Senior Indebtedness amounted to $34,633,000. On April 12, 1994, the Company announced that it will call all of the outstanding subordinated debentures at a price of 102.8% with a redemption date of May 16, 1994.

Certain long-term debt is collateralized by property, plant and equipment having an aggregate net book value of approximately $54,200,000 at January 31, 1994.

As of January 31, 1994, the Company had unsecured lines of credit aggregating $60,000,000, of which $37,624,000 was utilized in the form of outstanding letters of credit.
Notes to Consolidated Financial Statements (continued)


7 INCOME TAXES

The provision (credit) for income taxes is summarized as follows:

                                        1994          1993           1992
- ---------------------------------------------------------------------------
                                                 (in thousands)
Federal:
  Current                             $ 3,305      $ (6,148)     $ (10,687)
  Deferred                                746         3,372          3,704
State and local:
  Current                               1,025           663            285
  Deferred                                 59            75             40
Provision (credit) for income taxes   $ 5,135      $ (2,038)      $ (6,658)

The tax effects of temporary differences which comprise the deferred tax assets and liabilities at January 31, 1994 are as follows:

                                              (in thousands)
Property, plant and equipment                      $ (9,064)
Accruals                                             (2,468)
Investments                                             949
Inventories                                             853
Alternative minimum tax credit carryforwards            531
Other                                                  (460)
                                                  ----------
Net deferred tax liabilities                       $ (9,659)

As of January 31, 1994, the Company has state tax operating loss carryforwards of approximately $2,110,000 expiring through 2008 which are available to offset future state income taxes.
The following is a reconciliation of the expected statutory federal income tax provision (credit) and the actual provision (credit) for income taxes:

                                        1994           1993           1992
- ---------------------------------------------------------------------------
                                                  (in thousands)
Expected provision (credit)
  at statutory federal income
  tax rate                           $ 5,067       $ (1,952)      $ (6,458)
State and local income taxes,
  net of federal benefit                 705            487            215
Taxes related to prior years              --           (927)            --
Utilization of capital
  loss carryforward                   (1,026)            --           (873)
Nondeductible expenses                    --            293             --
Other                                    389             61            458
                                    ---------      ----------   ----------
Provision (credit) for
  income taxes                       $ 5,135       $ (2,038)      $ (6,658)


As of January 31, 1993, recoverable income taxes amounting to $6,708,000 are included in prepaid expenses and other current assets.


8 STOCKHOLDERS' EQUITY

A summary of the changes in stockholders' equity for the three years ended January 31, 1994 is as follows:


                                                                             Retained           Treasury Stock,
                                 Capital Stock (a)             Paid-in       Earnings              at cost
                                Shares         Amount          Capital      (Deficit)         Shares        Amount         Total
- ----------------------------------------------------------------------------------------------------------------------------------
                                                    (in thousands except per share amounts)
Balance, February 1, 1991        13,529        $ 1,353      $ 119,886       $ (5,491)           944       $ 14,893      $ 100,855
Net loss                                                                     (12,337)                                     (12,337)
Cash dividends--$.23
  per share                                                                   (2,898)                                      (2,898)
Purchase of treasury stock                                                                        1              7             (7)
Issuance of treasury stock                                        (28)                          (13)          (197)           169
Stock options exercised               1                            13                                                          13
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1992        13,530          1,353        119,871        (20,726)           932         14,703         85,795
Net loss                                                                      (3,703)                                      (3,703)
Cash dividends--$.04
  per share                                                                     (504)                                        (504)
Purchase of treasury stock                                                                        1              7             (7)
Issuance of treasury stock                                        (63)                          (16)          (241)           178
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1993        13,530          1,353        119,808        (24,933)           917         14,469         81,759
Net income                                                                    10,201                                       10,201
Purchase of treasury stock                                                                        2             21            (21)
Issuance of treasury stock                                        (38)                           (7)          (105)            67
Stock options exercised              13              1            145                                                         146
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1994        13,543        $ 1,354      $ 119,915  $ (14,732) (b)           912       $ 14,385       $ 92,152

(a) Capital stock consists of preferred stock, par value $1.00 per share; authorized 10,000,000 shares for issuance in series
(none of which is issued) and common stock, par value $.10 per share; authorized 30,000,000 shares.

(b) Net of $103,803,000 transferred from retained earnings to common stock and paid-in capital as a result of accumulated stock dividends.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9 EMPLOYEE BENEFIT PLANS

The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the "Retirement Plan") for non-union employees meeting certain service requirements and a Supplemental Plan for executives. Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Board of Directors. Under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to 50% of such contributions but in no event more than 3% of the employee's eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Net Company contributions under the plans approximated $719,000, $765,000 and $874,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

The Company has Stock Option Plans which authorize the Company to grant options to purchase shares of the Company's common stock and to also grant stock appreciation rights (SARs) under the 1985 Plan. The aggregate number of shares of the Company's common stock which may be made the subject of options under the 1985, 1988 and 1991 Plans shall not exceed 281,420 shares (including SARs), 303,876 shares and 500,000 shares, respectively, subject to further adjustment for stock dividends and stock splits. Each plan provides that options are exercisable starting one year from the date of grant, on a cumulative basis at the annual rate of 25 percent of the total number of shares covered by the option.

Changes in stock options for the three years ended January 31, 1994 are as follows:


                                      1985 Plan                        1988 Plan                          1991 Plan
- ----------------------------------------------------------------------------------------------------------------------------------
                                 Number           Option           Number          Option             Number             Option
                                   of            Price per           of            Price per            of              Price per
                                 Shares            Share           Shares           Share             Shares              Share
- ----------------------------------------------------------------------------------------------------------------------------------

Outstanding at
  February 1, 1991              221,021       $ 10.49--14.09       265,161       $ 11.12--18.62
Granted                                                                                                86,000              $ 12.38
Exercised                          (941)        10.49--14.09          (137)               17.12
Cancelled                          (913)        14.09               (2,615)        11.12--18.62
                                --------                          ---------                          ----------
Outstanding at
  January 31, 1992              219,167         10.49--14.09       262,409         11.12--18.62        86,000                12.38
Granted                                                                                               131,050                10.88
Cancelled                       (12,008)        10.49--14.09        (5,886)        11.12--18.62        (2,775)        10.88--12.38
                                --------                          ---------                          ----------

Outstanding at
  January 31, 1993              207,159         10.49--14.09       256,523         11.12--18.62       214,275         10.88--12.38
Granted                                                                                                80,000         12.25--13.13
Exercised                        (9,833)        10.49               (2,500)        11.12               (1,250)               12.38
Cancelled                        (8,052)        10.49--14.09       (15,014)        11.12--18.62       (12,325)        10.88--12.38
                                --------                           --------                           --------

Outstanding at
  January 31, 1994              189,274       $ 10.49--14.09       239,009       $ 11.12--18.62       280,700       $ 10.88--13.13
                                ============================       ============================       ============================
Exercisable at
  January 31, 1994              189,274       $ 10.49--14.09       199,797       $ 11.12--18.62        69,960       $ 10.88--12.38
                                ============================       ============================       ============================
Available for grant at
  January 31, 1994               78,134                             62,230                            218,050
                                 ======                             ======                            =======
There were no SARs outstanding at January 31, 1994.


10 QUARTERLY FINANCIAL DATA

The following summarizes the quarterly results of operations for the years ended January 31, 1994 and 1993 (unaudited as to quarterly information):


                                                  Three months ended                 Year ended
Fiscal 1994:              April 30          July 31     October 31    January 31      January 31
- -------------------------------------------------------------------------------------------------
                                             (in thousands except per share amounts)

Revenues                 $ 216,147         $ 204,261      $ 191,102    $ 195,047     $ 806,557
Gross profit                 8,562             9,051          9,492       18,587        45,692
Income before provision
 for income taxes and
 cumulative effect of
 accounting change           1,594             1,052          1,599       10,231        14,476
Net income                   1,802(a)            625            882        6,892        10,201(a)
Net income per share         $ .14(a)          $ .05          $ .07        $ .55         $ .81(a)
                         ==========================================================================

(a) Includes credit to earnings of $860 or $.07 per share from the cumulative effect of adopting
    Statement of Financial  Accounting Standards No. 109, "Accounting for Income Taxes".



                                                  Three months ended                 Year ended
Fiscal 1993:               April 30        July 3 1     October 31    January 31      January 31
- -------------------------------------------------------------------------------------------------
                                             (in thousands except per share amounts)
Revenues                   $ 246,569      $ 252,825      $ 215,131       $ 222,561     $ 937,086
Gross profit                   5,158          4,295          4,758          17,240        31,451
Income (loss) before
  provision (credit)
  for income taxes            (4,217)        (5,854)        (5,804)         10,134        (5,741)
Net income (loss)             (2,811)        (3,818)        (3,877)          6,803        (3,703)
Net income (loss) per share   $ (.22)        $ (.30)        $ (.31)          $ .54        $ (.29)
                         =========================================================================


11 ACQUISITION

On May 30, 1991, the Company concluded an agreement to lease on a long-term basis 53 service stations, supply an additional 73 service stations and purchase certain inventories and other assets for approximately $5,803,000. The service stations are located in Massachusetts, Rhode Island and New Hampshire. The leases have been accounted for as operating leases and the assets have been accounted for as a purchase with the purchase price being assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition as follows:

- --------------------------------------------------------------------------
                                                   (in thousands)
Net current assets                                       $ 2,170
Property, plant and equipment                              1,062
Other assets                                               2,693
Other, principally deposits                                 (122)
                                                   -------------
Net assets acquired                                      $ 5,803




REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Getty Petroleum Corp.:

We have audited the accompanying consolidated balance sheets of GETTY PETROLEUM CORP. and SUBSIDIARIES as of January 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the three years in the period ended January 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Getty Petroleum Corp. and Subsidiaries as of January 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



New York, New York
March 16, 1994, except as to Note 6,
  the date of which is April 12, 1994



COMMON STOCK

Getty Petroleum's common stock, its only outstanding voting security, is traded on the New York Stock Exchange (symbol: "GTY"). At April 20, 1994, there were approximately 3,300 holders of record of Getty Petroleum's common stock. The price range of common stock and cash dividends paid with respect to each share of common stock during the past two fiscal years were as follows:

                                                                    Cash
                                    Price Range                  Dividends
Quarter Ending               High                Low              Per Share
- --------------------------------------------------------------------------
January 31, 1994           $ 17.00             $ 12.25               $ --
October 31, 1993             15.00               12.75                 --
July 31, 1993                15.50               10.625                --
April 30, 1993               12.375              10.00                 --

January 31, 1993           $ 12.25              $ 9.75               $ --
October 31, 1992             10.75                9.375                --
July 31, 1992                15.25               10.50                .02
April 30, 1992               16.25               12.25                .02
- --------------------------------------------------------------------------


CORPORATE DATA


BOARD OF DIRECTORS

Milton Cooper
Chairman of the Board
of Kimco Realty Corporation
and former Vice President of the Company.

Leo Liebowitz
President and Chief Executive Officer
of the Company.

Herbert Lotman
Chairman of the Board and Chief
Executive Officer of Keystone Foods
Corporation.

Milton Safenowitz
Former Executive Vice President of the
Company.

Warren G. Wintrub
Retired Partner, Member of the
Executive Committee and Chairman of
the Retirement Committee of
Coopers & Lybrand.


EXECUTIVE OFFICERS

Leo Liebowitz
President and Chief Executive Officer

John J. Fitteron
Senior Vice President and
Chief Financial Officer

Stephen P. Salzman
Senior Vice President and
Corporate Secretary

Alvin A. Smith
Senior Vice President, Operations

L. Douglas Bauguss
Vice President

Lorenzo Cinque
Treasurer

James R. Craig
Vice President

Michael K. Hantman
Vice President and Corporate Controller

Samuel M. Jones
Vice President and General Counsel



SHAREHOLDER INFORMATION

ANNUAL MEETING
All shareholders are cordially invited to attend the Company's annual meeting on June 16, 1994 at 10:30 a.m. at 1301 Avenue of the Americas, 2nd Floor, New York, New York. Holders of common stock of record at the close of business on April 20, 1994, are entitled to vote at the meeting. A notice of meeting, proxy statement and proxy were mailed to shareholders with this report.

FORM 10-K AND INVESTOR
RELATIONS INFORMATION
The Company's fiscal 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained by shareholders without charge by writing to:

Corporate Secretary
Getty Petroleum Corp.
125 Jericho Turnpike
Jericho, New York 11753

In addition, Getty shareholders are informed about Company news through the issuance of press releases and quarterly reports. Investors, brokers, security analysts and others desiring financial information should contact the Corporate Secretary at (516) 338-1212.

TRANSFER AGENT
American Stock Transfer and Trust Company
99 Wall Street
New York, New York 10005

ABOUT OUR SHAREHOLDERS
As of April 20, 1994, the Company had 12,637,436 outstanding shares of Common Stock owned by approximately 3,300 shareholders of record.


CORPORATE HEADQUARTERS
Getty Petroleum Corp.
125 Jericho Turnpike
Jericho, New York 11753

Getty Petroleum Corp.'s Common
Stock is listed on the New York Stock
Exchange under the ticker symbol GTY.

SHAREHOLDER INQUIRIES
Inquiries, comments or suggestions concerning Getty Petroleum Corp. are welcome and should be directed to:

Investor Relations
125 Jericho Turnpike
Jericho, New York 11753
(516) 338-6000

Telex
175061 GETTY

Telecopier
(516) 338-6062