Form 10-Q
period 1994-04-30
GETTY PETROLEUM CORP
filed 1994-06-14
CIK 79849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended April 30, 1994    Commission file number 1-8059
                  --------------                           ------

                           GETTY PETROLEUM CORP.
          (Exact name of registrant as specified in its charter)

           DELAWARE                              11-2232705
          -----------                           --------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

125 Jericho Turnpike, Jericho, New York             11753
- - - ---------------------------------------             -----
(Address of principal executive offices)         (Zip Code)

                              (516) 338-6000
                             -----------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     ----
Registrant has 12,639,026 shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1994.


                           GETTY PETROLEUM CORP.

                                   INDEX

Part I.  FINANCIAL INFORMATION                              Page Number
- - - ------------------------------                              -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30,
 1994 and  January 31, 1994                                      1

 Consolidated Statements of Operations for
 the three months ended April 30, 1994 and 1993                  2

 Consolidated Statements of Cash Flows for
 the three months ended April 30, 1994 and 1993                  3

 Notes to Consolidated Financial Statements                     4-5

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                   6-7


Part II.  OTHER INFORMATION
- - - ---------------------------

Item 6. Exhibits and Reports on Form 8-K                         8

Signatures                                                       8


                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                April 30,       January 31,
                                                  1994              1994
                                               (unaudited)

                                  ASSETS

Current assets:
 Cash and cash equivalents                         $53,366         $ 42,334
 Short-term investments                                353            8,250
 Accounts receivable, net                           20,697           21,242
 Inventories                                        10,601           10,017
 Deferred income taxes                               5,823            6,700
 Prepaid expenses and other current assets           2,545            3,686
                                                  --------         --------
   Total current assets                             93,385           92,229

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization         188,411          189,975
Other assets                                         9,796           10,184
                                                  --------         --------
   Total assets                                   $291,592         $292,388
                                                  ========         ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt
  and capital lease obligations                   $ 11,771         $  9,877
 Accounts payable                                   39,944           32,320
 Accrued expenses                                   28,871           32,812
 Gasoline taxes payable                              8,504            8,658
 Income taxes payable                                    -            2,371
                                                    ------          -------
    Total current liabilities                       89,090           86,038

Long-term debt                                      46,861           50,403
Obligations under capital leases                    33,113           34,177
Deferred income taxes                               15,929           16,359
Other, principally deposits                         13,380           13,259

Stockholders' equity:
 Preferred stock                                         -                -
 Common stock, par value $.10 per share              1,354            1,354
 Other stockholders' equity                         91,865           90,798
                                                  --------         --------
                                                    93,219           92,152
                                                  ========         ========
    Total liabilities and stockholders' equity    $291,592         $292,388
                                                  ========         ========

                          See accompanying notes.
                                    -1-


                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts)
                                (unaudited)

                                               Three Months Ended April 30,
                                               ----------------------------
                                                   1994             1993
                                                   ----             ----

Net sales                                         $170,701         $208,027
Rental and other income                              8,759            8,120
                                                  --------         --------
                                                   179,460          216,147
                                                  --------         --------

Cost of sales                                      162,648          199,465
Selling, general and administrative expenses         6,548            5,834
Interest expense                                     3,273            3,750
Depreciation and amortization                        5,298            5,504
                                                  --------         --------
                                                   177,767          214,553
                                                  --------         --------

Income before provision for income taxes
 and cumulative effect of accounting changes         1,693            1,594
Provision for income taxes                             705              652
                                                  --------         --------

Income before cumulative effect of
 accounting changes                                    988              942
Cumulative effect of accounting changes                183              860
                                                  --------         --------
     Net income                                   $  1,171         $  1,802
                                                  ========         ========

Per share data:
  Income before cumulative effect of
   accounting changes                             $    .08         $    .07

  Cumulative effect of accounting changes              .01              .07
                                                  --------         --------
     Net income per share                         $    .09         $    .14
                                                  ========         ========
Weighted average shares outstanding                 12,638           12,613
                                                  ========         ========


                          See accompanying notes.
                                    -2-



                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                               Three months ended April 30,
                                               ----------------------------
                                                    1994             1993
                                                    ----             ----

Cash flows from operating activities:
 Net income                                       $  1,171         $  1,802
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Cumulative effect of accounting changes             (183)            (860)
  Depreciation and amortization                      5,298            5,504
  Deferred income taxes                                462              598
  (Gain) loss on dispositions of property,
  plant and equipment                                   98             (314)
  Gain on investments                                    -               (1)
  Sale of short-term investments, net                7,860              127
 Changes in assets and liabilities:
  Accounts receivable                                  545            3,374
  Inventories                                         (584)          (2,925)
  Prepaid expenses and other current assets          1,082            1,021
  Other assets                                         291              288
  Accounts payable, accrued expenses and
   gasoline taxes payable                            3,529          (10,082)
  Income taxes payable                              (2,371)               -
  Other, principally deposits                          121              246
                                                  --------         --------
     Net cash provided by (used in)
      operating activities                          17,319           (1,222)
                                                  --------         --------
Cash flows from investing activities:
  Property acquisitions                               (113)            (201)
  Capital expenditures                              (3,735)          (2,595)
  Proceeds from dispositions of property,
   plant and equipment                                 172              490
                                                  --------         --------
     Net cash used in investing activities          (3,676)          (2,306)
                                                  --------         --------
Cash flows from financing activities:
  Repayment of long-term debt                       (1,783)          (1,180)
  Payments under capital lease obligations            (929)            (775)
  Treasury stock and stock options, net                101               63
                                                  --------         --------
     Net cash used in financing activities          (2,611)          (1,892)
                                                  --------         --------
Net increase (decrease) in cash
  and cash equivalents                              11,032           (5,420)
Cash and cash equivalents at beginning of period    42,334           38,684
                                                  --------         --------
Cash and cash equivalents at end of period        $ 53,366         $ 33,264
                                                  ========         ========

Supplemental disclosures of cash flow information-
 Cash paid during the period for:
  Interest                                        $  3,847         $  4,787
  Income taxes                                       2,933              407

                          See accompanying notes.
                                    -3-


                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Petroleum Corp. and all majority-owned subsidiaries (the "Company"). The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.


2.  Earnings per share:

     Earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.


3.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. As of April 30, 1994 and January 31, 1994, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.


4. Accounting Changes:

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that such investments be classified into three categories, namely, held-to-maturity, trading and available-for-sale securities. Currently, the Company's short-term investments are all considered available-for-sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity.

     The Company adopted SFAS No. 115 as of the beginning of fiscal 1995 and has reported the cumulative effect of the change in accounting principle as a credit of $183,000 in the consolidated statement of operations. During the quarter ended April 30, 1994, the market value of the Company's short-term investments declined and a net unrealized loss of $22,000 was excluded from earnings and reported as a separate component of stockholders' equity (see Note 5).

     The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the quarter ended April 30, 1993 and reported the cumulative effect of the change in accounting principle as a credit of $860,000 in the consolidated statement of operations.

  5.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1994 is as follows (in thousands):


                                                                        Treasury      Net Unrealized
                             Common        Paid-in    Accumulated        Stock,       Loss on Equity
                              Stock        Capital      Deficit          at cost        Securities          Total
                             --------------------------------------------------------------------------------------
Balance, January 31,
 1994                        $1,354       $119,915       $(14,732)       $14,385               $   -        $92,152

Net income                                                  1,171                                             1,171

Cumulative effect of
 accounting change                                                                               183           (183)

Net unrealized loss
 on equity securities                                                                             22            (22)

Purchase of
 treasury stock                                                                9                                 (9)

Issuance of
 treasury stock                                (18)                         (109)                                91

Stock options
 exercised                                      19                                                               19
                             --------------------------------------------------------------------------------------
Balance, April 30, 1994      $1,354       $119,916      $(13,561)       $ 14,285                $205       $ 93,219
                             ======================================================================================

6.  Subsequent Event:

     On May 16, 1994, the Company redeemed all of its outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21.7 million of debentures was made with existing funds, $10.0 million of which was funded on June 13, 1994 under a five year term loan agreement with two banks. The principal is payable in quarterly installments of $500,000, together with interest payable, at the option of the Company, at LIBOR plus 1.25% or a base rate, as defined. In the second quarter of fiscal 1995, the Company will record an extraordinary charge of approximately $.7 million, net of taxes, resulting from the redemption.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net sales for the first fiscal quarter ended April 30, 1994 were $170.7 million as compared with $208.0 million for the same quarter last year. The decrease in net sales was principally due to a 12% decrease in average selling prices, and a decrease in wholesale gallonage sold, partially offset by an increase in retail gallonage sold. Gross profit (excluding rental and other income) was $8.1 million for the quarter ended April 30, 1994 compared to $8.6 million in the comparable period last year. The decrease in gross profit was principally due to lower gross margins.

     Rental and other income for the three months ended April 30, 1994 amounted to $8.8 million as compared with $8.1 million for the quarter ended April 30, 1993. The increase was primarily due to $.6 million of additional rental income earned as a result of increased lease rental rates from capital improvements in Company owned and leased locations and lease renewals.

     Selling, general and administrative expenses for the quarter ended April 30, 1994 amounted to $6.5 million as compared with $5.8 million for the quarter ended April 30, 1993. The increase was principally due to higher employee and advertising expenses.

     Interest expense for the three months ended April 30, 1994 amounted to $3.3 million as compared with $3.8 million for the quarter ended April 30, 1993. The decrease was principally due to reduced debt outstanding during the current fiscal quarter.

     Depreciation and amortization decreased by $.2 million in the quarter ended April 30, 1994 as compared to the same quarter last year. The reduction was due to a decrease in amortization of deferred charges of $.5 million, partially offset by an increase in depreciation of $.3 million as a result of additions to property, plant and equipment.

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of the beginning of fiscal 1995 and has reported the cumulative effect of the change in accounting principle as a credit of $.2 million in the consolidated statement of operations.
The Company adopted SFAS No. 109, "Accounting for Income Taxes" during the quarter ended April 30, 1993 and reported the cumulative effect of the change in accounting principle as a credit of $.9 million in the consolidated statement of operations.



Liquidity and Capital Resources
- - - -------------------------------

     As of April 30, 1994, working capital amounted to $4.3 million as compared to $6.2 million as of January 31, 1994. The decrease in working capital was primarily due to $3.7 million of capital expenditures and the reduction of $2.7 million in long-term indebtedness, partially offset by funds generated from operations.

     The Company's principal sources of liquidity are cash flows from operations which amounted to $17.3 million during the three months ended April 30, 1994, and its short-term unsecured lines of credit. As of April 30, 1994, lines of credit amounted to $60 million, of which $39.0 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances, cash flows from operations and its credit lines.

     On May 16, 1994, the Company redeemed all of the outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21.7 million of debentures was made with existing funds, $10.0 million of which was funded on June 13, 1994 under a five year term loan agreement.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter for which this report is filed.



                                SIGNATURES
                               ------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GETTY PETROLEUM CORP.
                          -----------------------
                               (Registrant)




Dated:  June 13, 1994                        BY:_________________________
                                                  (Signature)
                                              MICHAEL K. HANTMAN
                                              Vice President and
                                              Corporate Controller
                                              (Chief Accounting Officer)


Dated:  June 13, 1994                        BY:_________________________
                                                  (Signature)
                                              JOHN J. FITTERON
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Dated:  June 13, 1994                        BY:_________________________
                                                  (Signature)
                                               LEO LIEBOWITZ
                                               President (Chief Executive
                                                 Officer)