Form 10-Q
period 1994-07-31
GETTY PETROLEUM CORP
filed 1994-09-13
CIK 79849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1994              Commission file number 1-8059
                  ---------------                                   ------

                           GETTY PETROLEUM CORP.
                          ----------------------
          (Exact name of registrant as specified in its charter)

        DELAWARE                                              11-2232705
- - -------------------------------                               ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

125 Jericho Turnpike, Jericho, New York                            11753
- - ---------------------------------------                            -----
(Address of principal executive offices)                      (Zip Code)

                              (516) 338-6000
                              --------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----
Registrant has 12,638,573 shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1994.

                           GETTY PETROLEUM CORP.

                                   INDEX

Part I.  FINANCIAL INFORMATION                                Page Number
- - --------------------------------                             ------------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1994 and
  January 31, 1994                                                      1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1994 and 1993                               2

 Consolidated Statements of Cash Flows for the six months
  ended July 31, 1994 and 1993                                          3

 Notes to Consolidated Financial Statements                         4 - 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        6 - 8

Part II.  OTHER INFORMATION
- - ---------------------------
Item 1.  Legal Proceedings                                              9

Item 6.  Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)



- - ----------------------------------------------------------------------
                                               July 31,    January 31,
Assets:                                          1994          1994
- - ----------------------------------------------------------------------
                                             (unaudited)
Current assets:

  Cash and cash equivalents                    $ 28,705       $ 42,334
  Short-term investments                            441          8,250
  Accounts receivable, net                       18,564         21,242
  Inventories                                    10,637         10,017
  Deferred income taxes                           5,167          6,700
  Prepaid expenses and other current assets       6,379          3,686
                                               --------      ---------
     Total current assets                        69,893         92,229

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization      187,180        189,975
Other assets                                     10,027         10,184
                                               --------      ---------
     Total assets                              $267,100       $292,388
                                               ========      =========

- - ---------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- - ---------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                  $ 11,602       $  9,877
  Accounts payable                               32,500         32,320
  Accrued expenses                               28,384         32,812
  Gasoline taxes payable                          9,478          8,658
  Income taxes payable                               --          2,371
                                               --------       --------
    Total current liabilities                    81,964         86,038

Long-term debt                                   34,392         50,403
Obligations under capital leases                 31,795         34,177
Deferred income taxes                            16,219         16,359
Other, principally deposits                      13,632         13,259

Stockholders' equity:
  Preferred stock                                    --             --
  Common stock, par value $.10 per share          1,354          1,354
  Other stockholders' equity                     87,744         90,798
                                               --------      ---------
                                                 89,098         92,152
                                               --------      ---------
   Total liabilities and stockholders' equity  $267,100       $292,388
                                               ========       ========

                          See accompanying notes.

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts)
                                (unaudited)
- - ---------------------------------------------------------------------------------------------------------------
                                                Three months ended July 31,         Six months ended July 31,
- - ---------------------------------------------------------------------------------------------------------------
                                                   1994           1993                1994           1993
- - ---------------------------------------------------------------------------------------------------------------

Net sales                                        $179,958       $195,637            $350,659       $403,664
Rental and other income                             9,419          8,624              18,178         16,744
                                                 --------       --------            --------       --------
                                                  189,377        204,261             368,837        420,408
                                                 --------       --------            --------       --------

Cost of sales                                     180,105        186,586             342,753        386,051
Selling, general and administrative expenses        6,513          7,464              13,061         13,298
Interest expense                                    2,799          3,733               6,072          7,483
Depreciation and amortization                       5,349          5,426              10,647         10,930
                                                 --------       --------            --------       --------
                                                  194,766        203,209             372,533        417,762
                                                 --------       --------            --------       --------
Income (loss) before provision (credit) for
  income taxes, extraordinary item and
  cumulative effect of accounting changes          (5,389)         1,052              (3,696)         2,646

Provision (credit) for income taxes                (1,998)           427              (1,293)         1,079
                                                 --------       --------            --------       --------
Income (loss) before extraordinary item
  and cumulative effect of accounting changes      (3,391)           625              (2,403)         1,567

Extraordinary item, net of income taxes              (775)            --                (775)            --

Cumulative effect of accounting changes                --             --                 183            860
                                                 --------       --------            --------       --------
  Net income (loss)                               ($4,166)          $625             ($2,995)        $2,427
                                                 ========       ========            ========       ========
Per Share Data:

  Income (loss) before extraordinary item and
   cumulative effect of accounting changes         ($0.27)         $0.05              ($0.19)         $0.12

  Extraordinary item                                (0.06)            --               (0.06)            --

  Cumulative effect of accounting changes              --             --                0.01           0.06
                                                 --------       --------            --------       --------
  Net income (loss) per share                      ($0.33)         $0.05              ($0.24)         $0.19
                                                 ========       ========            ========       ========
Weighted average shares outstanding                12,639         12,619              12,639         12,616
                                                 ========       ========            ========       ========

                                                      See accompanying notes.

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                         Six months ended
                                                              July 31,
                                                            1994       1993
                                                        -------------------
Cash flows from operating activities:
Net income (loss)                                        ($2,995)    $2,427
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary item, before tax                           1,232         --
  Cumulative effect of accounting changes                   (183)      (860)
  Depreciation and amortization                           10,647     10,930
  Deferred income taxes                                    1,372       (631)
  (Gain) loss on dispositions of property, plant
    and equipment                                             55       (493)
  (Gain) on investments                                       --       (130)
  Sale of short-term investments, net                      7,860        293
Changes in assets and liabilities:
  Accounts receivable                                      2,678      4,978
  Inventories                                               (620)    (2,662)
  Prepaid expenses and other current assets               (2,910)     7,935
  Other assets                                              (548)       442
  Accounts payable, accrued expenses and
    gasoline taxes payable                                (3,428)   (12,450)
  Income taxes payable                                    (2,371)        --
  Other, principally deposits                                373        400
                                                      ---------------------
      Net cash provided by operating activities           11,162     10,179
                                                      ---------------------
Cash flows from investing activities:
  Property acquisitions                                     (536)      (201)
  Capital expenditures                                    (8,455)    (7,272)
  Proceeds from dispositions of property,
    plant and equipment                                    1,380      1,095
                                                      ---------------------
      Net cash used in investing activities               (7,611)    (6,378)
                                                      ---------------------
Cash flows from financing activities:
  Long-term borrowings                                    10,000         --
  Repayment of long-term debt                            (24,536)    (2,047)
  Payments under capital lease obligations                (2,132)    (1,585)
  Premium paid on early retirement of debt                  (607)        --
  Treasury stock and stock options, net                       95         59
                                                      ---------------------
      Net cash used in financing activities              (17,180)    (3,573)
                                                      ---------------------
Net increase (decrease) in cash and cash equivalents     (13,629)       228
Cash and cash equivalents at beginning of period          42,334     38,684
                                                      ---------------------
Cash and cash equivalents at end of period               $28,705    $38,912
                                                      =====================
Supplemental disclosures of cash flow information-
  Cash paid (received) during the period for:
    Interest                                              $7,166     $7,397
    Income taxes, net                                      3,787     (4,422)


                          See accompanying notes.

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

3. Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. As of July 31, 1994 and January 31, 1994, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

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

     The Company adopted SFAS No. 115 as of the beginning of fiscal 1995 and has reported the cumulative effect of the change in accounting principle as a credit of $183,000 in the consolidated statement of operations. During the quarter and six months ended July 31, 1994, the market value of the Company's short-term investments increased and a net unrealized gain of $51,000 and $29,000, respectively, was excluded from earnings and reported as a separate component of stockholders' equity (see
Note 5).

     The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the quarter ended April 30, 1993 and reported the cumulative effect of the change in accounting principle as a credit of $860,000 in the consolidated statement of operations.

5. Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1994 is as follows (in thousands):

                                                                       Treasury         Net Unrealized
                           Common         Paid-in      Accumulated      Stock,          Gain (Loss) on
                            Stock         Capital        Deficit        at cost        Equity Securities         Total
                           -------------------------------------------------------------------------------------------
Balance, January 31,
  1994                     $1,354         $119,915       $(14,732)      $14,385             $  --              $92,152

Net loss                                                   (2,995)                                              (2,995)

Cumulative effect of
 accounting change                                                                           (183)                (183)

Net unrealized gain
 on equity securities                                                                          29                   29

Purchase of
 treasury stock                                                              15                                    (15)

Issuance of
 treasury stock                                (18)                        (109)                                    91

Stock options
 exercised                                      19                                                                  19
                           -------------------------------------------------------------------------------------------
Balance, July 31, 1994     $1,354         $119,916        $(17,727)     $14,291             $(154)             $89,098
                           ===========================================================================================

6. Debt:

     On May 16, 1994, the Company redeemed all of its outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21,666,000 of debentures was made with existing funds, $10,000,000 of which was funded on June 13, 1994 under a five year term loan agreement with two banks. The principal is payable in quarterly installments of $500,000, together with interest payable, at the option of the Company, at LIBOR plus 1.25% or a base rate, as defined. In the second quarter of fiscal 1995, the Company recorded an extraordinary charge of $1,232,000 ($775,000 after taxes) resulting from the redemption. The extraordinary charge consists of the write-off of deferred finance costs associated with the debentures and a redemption premium paid to holders of the retired debentures.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 1994 Compared with Quarter Ended July 31, 1993
 --------------------------------
     Net sales for the quarter ended July 31, 1994 were $180.0 million as compared with $195.6 million for the same quarter last year. The decrease in net sales was principally due to a 6.4% decrease in average selling prices and a decrease in wholesale gallonage sold, partially offset by an increase in retail gallonage sold. Gross profit (excluding rental and other income) decreased by $9.2 million in the quarter ended July 31, 1994 as compared to the same quarter last year. The decrease in gross profit was principally due to lower gross margins. A rise in crude oil prices during the Company's second fiscal quarter translated into higher costs for finished petroleum products. Such product costs rose faster than the Company's reselling prices which resulted in a decrease in profit margins.

     Rental and other income for the three months ended July 31, 1994 amounted to $9.4 million as compared with $8.6 million for the quarter ended July 31, 1993. The increase was primarily due to $.5 million of additional rental income earned during the current period and $1.0 million of income recognized by the Company for a claim settlement, partially offset by a pre-tax charge of $.4 million relating to severance payments.

     Selling, general and administrative expenses for the quarter ended July 31, 1994 amounted to $6.5 million as compared with $7.5 million for the quarter ended July 31, 1993. The decrease was principally due to lower employee and legal expenses.

     Interest expense for the three months ended July 31, 1994 amounted to $2.8 million as compared with $3.7 million for the quarter ended July 31, 1993. The decrease was principally due to reduced debt outstanding during the current fiscal quarter, principally related to the redemption in May 1994 of the Company's 14% subordinated debentures.

     Depreciation and amortization decreased by $.1 million in the quarter ended July 31, 1994 as compared to the same quarter last year. The reduction was due to a decrease in amortization of deferred charges of $.3 million, partially offset by an increase in depreciation of $.2 million as a result of additions to property, plant and equipment.

     On May 16, 1994, the Company redeemed all of the outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21.7 million of debentures was made with existing funds, $10.0 million of which was funded on June 13, 1994 under a five year term loan agreement. During the quarter ended July 31, 1994, the Company recorded an extraordinary charge of $1.2 million ($.8 million after taxes) in connection with the early retirement of debt.

Results of Operations - Six Months Ended July 31, 1994 Compared
 with Six Months Ended July 31, 1993
 -----------------------------------
     Net sales for the six months ended July 31, 1994 were $350.7 million as compared with $403.7 million for the same period last year. The decrease in net sales was principally due to a 9.2% decrease in average selling prices and a decrease in wholesale gallonage sold, partially offset by an increase in retail gallonage sold. Gross profit (excluding rental and other income) was $7.9 million for the six months ended July 31, 1994 compared to $17.6 million in the comparable period last year. The decrease in gross profit was principally due to lower gross margins. A rise in crude oil prices during the current fiscal year translated into higher costs for finished petroleum products. Such product costs rose faster than the Company's reselling prices which resulted in a decrease in profit margins.

     Rental and other income for the six months ended July 31, 1994 amounted to $18.2 million as compared with $16.7 million for the six months ended July 31, 1993. The increase was principally due to $1.1 million of additional rental income earned during the current six month period and $1.0 million of income recognized by the Company for a claim settlement, partially offset by a reduction in gains on dispositions of properties and a pre-tax charge of $.4 million relating to severance payments.

     Selling, general and administrative expenses for the six months ended July 31, 1994 amounted to $13.1 million as compared with $13.3 million for the six months ended July 31, 1993. The decrease was principally due to lower legal expenses.

     Interest expense for the six months ended July 31, 1994 amounted to $6.1 million, a decrease of $1.4 million from the comparable period last year. The decrease was principally due to reduced debt outstanding during the current period, principally related to the redemption in May 1994 of the Company's 14% subordinated debentures.

     Depreciation and amortization decreased by $.3 million in the current six month period as compared to the six months ended July 31, 1993. The reduction was due to a decrease in amortization of deferred charges of $.8 million, partially offset by an increase in depreciation of $.5 million as a result of additions to property, plant and equipment.

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

Liquidity and Capital Resources
- - -------------------------------
     As of July 31, 1994, working capital amounted to a deficit of $12.1 million, as compared to positive working capital of $6.2 million as of January 31, 1994. The decrease in working capital was primarily due to the reduction of $18.4 million in long-term indebtedness including the effect of redeeming the subordinated debentures in May 1994 and $8.5 million of capital expenditures, partially offset by funds generated from operations.

     The Company's principal sources of liquidity are cash flows from operations which amounted to $11.2 million during the six months ended July 31, 1994, and its short-term unsecured lines of credit. As of July 31, 1994, lines of credit amounted to $60 million, of which $33.8 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances, cash flows from operations and its credit lines.

                        PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

               On September 7, 1994, a subsidiary of the Company was served with an Amended Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the Site. The Company believes that its participation in the cost of cleanup at the Site will be determined to be insignificant or de minimis in nature.

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

                           GETTY PETROLEUM CORP.
                               (Registrant)


Dated:  September 12, 1994         BY:___________________________
                                              (Signature)
                                        MICHAEL K. HANTMAN
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)


Dated:  September 12, 1994         BY:___________________________
                                               (Signature)
                                        JOHN J. FITTERON
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Dated:  September 12, 1994         BY:___________________________
                                              (Signature)
                                        LEO LIEBOWITZ
                                         President (Chief Executive
                                         Officer)