Form 10-Q/A
period 1994-07-31
GETTY PETROLEUM CORP
filed 1994-12-09
CIK 79849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1994              Commission file number 1-8059
                  ---------------                                   ------

                           GETTY PETROLEUM CORP.
                          ----------------------
          (Exact name of registrant as specified in its charter)

        DELAWARE                                              11-2232705
- -------------------------------                               ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

125 Jericho Turnpike, Jericho, New York                            11753
- ---------------------------------------                            -----
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

Part I.  FINANCIAL INFORMATION                                Page Number
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

Part II.  OTHER INFORMATION
- ---------------------------
Item 1.  Legal Proceedings                                              9

Item 6.  Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)



- ----------------------------------------------------------------------
                                               July 31,    January 31,
Assets:                                          1994          1994
- ----------------------------------------------------------------------
                                             (unaudited)
Current assets:

  Cash and cash equivalents                    $ 28,705       $ 42,334
  Short-term investments                            441          8,250
  Accounts receivable, net                       18,564         21,242
  Inventories                                    10,637         10,017
  Deferred income taxes                           5,167          6,700
  Prepaid expenses and other current assets       6,379          3,686
                                               --------      ---------
     Total current assets                        69,893         92,229

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization      187,180        189,975
Other assets                                     10,027         10,184
                                               --------      ---------
     Total assets                              $267,100       $292,388
                                               ========      =========

- ---------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- ---------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt and
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
                                               ========       ========

                          See accompanying notes.

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts)
                                (unaudited)
- ---------------------------------------------------------------------------------------------------------------
                                                Three months ended July 31,         Six months ended July 31,
- ---------------------------------------------------------------------------------------------------------------
                                                   1994           1993                1994           1993
- ---------------------------------------------------------------------------------------------------------------

Net sales                                        $179,958       $195,637            $350,659       $403,664
Rental and other income                             9,419          8,624              18,178         16,744
                                                 --------       --------            --------       --------
                                                  189,377        204,261             368,837        420,408
                                                 --------       --------            --------       --------

Cost of sales                                     180,105        186,586             342,753        386,051
Selling, general and administrative expenses        6,513          7,464              13,061         13,298
Interest expense                                    2,799          3,733               6,072          7,483
Depreciation and amortization                       5,349          5,426              10,647         10,930
                                                 --------       --------            --------       --------
                                                  194,766        203,209             372,533        417,762
                                                 --------       --------            --------       --------
Income (loss) before provision (credit) for
  income taxes, extraordinary item and
  cumulative effect of accounting changes          (5,389)         1,052              (3,696)         2,646

Provision (credit) for income taxes                (1,998)           427              (1,293)         1,079
                                                 --------       --------            --------       --------
Income (loss) before extraordinary item
  and cumulative effect of accounting changes      (3,391)           625              (2,403)         1,567

Extraordinary item, net of income taxes              (775)            --                (775)            --

Cumulative effect of accounting changes                --             --                 183            860
                                                 --------       --------            --------       --------
  Net income (loss)                               ($4,166)          $625             ($2,995)        $2,427
                                                 ========       ========            ========       ========
Per Share Data:

  Income (loss) before extraordinary item and
   cumulative effect of accounting changes         ($0.27)         $0.05              ($0.19)         $0.12

  Extraordinary item                                (0.06)            --               (0.06)            --

  Cumulative effect of accounting changes              --             --                0.01           0.06
                                                 --------       --------            --------       --------
  Net income (loss) per share                      ($0.33)         $0.05              ($0.24)         $0.19
                                                 ========       ========            ========       ========
Weighted average shares outstanding                12,639         12,619              12,639         12,616
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

Liquidity and Capital Resources
- -------------------------------
     As of July 31, 1994, working capital amounted to a deficit of $12.1 million, as compared to positive working capital of $6.2 million as of January 31, 1994. The decrease in working capital was primarily due to the reduction of $18.4 million in long-term indebtedness including the effect of redeeming the subordinated debentures in May 1994 and $8.5 million of capital expenditures, partially offset by funds generated from operations.

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

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                     Designation of Exhibit
                    in this Quarterly Report
                           on Form 10-Q           Description of Exhibit
                    -------------------------     ----------------------
                               27                 Financial Data Schedule

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