Form 10-Q
period 1994-10-31
GETTY PETROLEUM CORP
filed 1994-12-13
CIK 79849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1994         Commission file number 1-8059
                  ----------------                                ------

                           GETTY PETROLEUM CORP.
                           ---------------------
          (Exact name of registrant as specified in its charter)

           DELAWARE                                           11-2232705
- - -----------------------------------                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)

125 Jericho Turnpike, Jericho, New York                            11753
- - -----------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)

                             (516) 338 - 6000
                             ----------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----    -----
Registrant has 12,638,318 shares of Common Stock, par value $.10 per share, outstanding as of October 31, 1994.

                           GETTY PETROLEUM CORP.

                                   INDEX

Part I.  FINANCIAL INFORMATION                                 Page Number
- - -------------------------------                                -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1994 and
  January 31, 1994                                                  1

 Consolidated Statements of Operations for the three and nine
  months ended October 31, 1994 and 1993                            2

 Consolidated Statements of Cash Flows for the nine months
  ended October 31, 1994 and 1993                                   3

 Notes to Consolidated Financial Statements                       4 - 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            6 - 8

Part II.  OTHER INFORMATION
- - ---------------------------
Item 6.  Exhibits and Reports on Form 8-K                           9

Signatures                                                          9

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

- - ------------------------------------------------------------------------------
                                                  October 31,    January 31,
Assets:                                              1994           1994
- - ------------------------------------------------------------------------------
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                        $37,548        $42,334
  Short-term investments                               415          8,250
  Accounts receivable, net                          18,933         21,242
  Inventories                                       11,169         10,017
  Deferred income taxes                              4,957          6,700
  Prepaid expenses and other current assets          6,958          3,686
                                                  --------       --------
  Total current assets                              79,980         92,229

  Property, plant and equipment, at cost, less
    accumulated depreciation and amortization      186,295        189,975
  Other assets                                      10,237         10,184
                                                  --------       --------
      Total assets                                $276,512       $292,388
                                                  ========       ========

- - ------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- - ------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                      $11,409         $9,877
  Accounts payable                                  38,261         32,320
  Accrued expenses                                  31,714         32,812
  Gasoline taxes payable                             9,186          8,658
  Income taxes payable                                  --          2,371
                                                  --------       --------
      Total current liabilities                     90,570         86,038

Long-term debt                                      32,308         50,403
Obligations under capital leases                    30,559         34,177
Deferred income taxes                               16,984         16,359
Other, principally deposits                         13,996         13,259

Stockholders' equity:
  Preferred stock                                       --             --
  Common stock, par value $.10 per share             1,354          1,354
  Other stockholders' equity                        90,741         90,798
                                                  --------       --------
                                                    92,095         92,152
                                                  --------       --------
      Total liabilities and stockholders' equity  $276,512       $292,388
                                                  ========       ========
                          See accompanying notes.

                                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands except per share amounts)
                                                 (unaudited)
- - ----------------------------------------------------------------------------------------------------
                                                 Three months ended             Nine months ended
                                                     October 31,                   October 31,
- - ----------------------------------------------------------------------------------------------------
                                                1994           1993           1994           1993
- - ----------------------------------------------------------------------------------------------------

Net sales                                      $195,292       $182,373       $545,951       $586,037
Rental and other income                           7,623          8,729         25,801         25,473
                                               --------       --------       --------       --------
                                                202,915        191,102        571,752        611,510
                                               --------       --------       --------       --------

Cost of sales                                   182,651        172,881        525,404        558,932
Selling, general and administrative expenses      7,447          7,547         20,508         20,845
Interest expense                                  2,664          3,576          8,736         11,059
Depreciation and amortization                     5,442          5,499         16,089         16,429
                                               --------       --------       --------       --------
                                                198,204        189,503        570,737        607,265
                                               --------       --------       --------       --------

Income before provision for
  income taxes, extraordinary item and
  cumulative effect of accounting changes         4,711          1,599          1,015          4,245

Provision for income taxes                        1,697            717            404          1,796
                                               --------       --------       --------       --------

Income before extraordinary item
  and cumulative effect of accounting changes     3,014            882            611          2,449

Extraordinary item, net of income taxes              --             --           (775)            --

Cumulative effect of accounting changes              --             --            183            860
                                               --------       --------       --------       --------
  Net income                                     $3,014           $882            $19         $3,309
                                               ========       ========       ========       ========


Per Share Data:

  Income before extraordinary item and
   cumulative effect of accounting changes        $0.24          $0.07          $0.05          $0.19

  Extraordinary item                                 --             --          (0.06)            --

  Cumulative effect of accounting changes            --             --           0.01           0.07
                                               --------       --------       --------       --------
  Net income per share                            $0.24          $0.07            $--          $0.26
                                               ========       ========       ========       ========
Weighted average shares outstanding              12,639         12,618         12,639         12,617
                                               ========       ========       ========       ========


                                           See accompanying notes.

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)
                                                        Nine months ended
                                                           October 31,
- - ----------------------------------------------------------------------------
                                                        1994         1993
- - ----------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                 $19       $3,309
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Extraordinary item, before tax                         1,232           --
  Cumulative effect of accounting changes                 (183)          --
  Depreciation and amortization                         16,089       16,429
  Deferred income taxes                                  2,358       (1,007)
  Gain on dispositions of property, plant
    and equipment                                         (818)        (744)
  Gain on investments                                       --         (386)
  Sale of short-term investments, net                    7,860          487
Changes in assets and liabilities:
  Accounts receivable                                    2,309        4,494
  Inventories                                           (1,152)      (2,263)
  Prepaid expenses and other current assets             (3,527)       6,572
  Other assets                                            (835)          45
  Accounts payable, accrued expenses and
    gasoline taxes payable                               5,371       (2,008)
  Income taxes payable                                  (2,371)          --
  Other, principally deposits                              737          636
                                                       -------      -------
     Net cash provided by operating activities          27,089       25,564
                                                       -------      -------
Cash flows from investing activities:
  Property acquisitions                                   (536)        (667)
  Capital expenditures                                 (14,203)     (12,978)
  Proceeds from dispositions of property,
    plant and equipment                                  3,560        2,271
                                                       -------      -------
        Net cash used in investing activities          (11,179)     (11,374)
                                                       -------      -------

Cash flows from financing activities:
  Long-term borrowings                                  10,000           --
  Repayment of long-term debt                          (26,951)      (6,357)
  Payments under capital lease obligations              (3,230)      (2,433)
  Premium paid on early retirement of debt                (607)          --
  Treasury stock and stock options, net                     92          196
                                                       -------      -------
        Net cash used in financing activities          (20,696)      (8,594)
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents    (4,786)       5,596
Cash and cash equivalents at beginning of period        42,334       38,684
                                                       -------      -------

Cash and cash equivalents at end of period             $37,548      $44,280
                                                       =======      =======


Supplemental disclosures of cash flow information--
  Cash paid (received) during the period for:
    Interest                                            $9,542      $11,623
    Income taxes, net                                    3,714       (4,074)






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

3. Inventories:

   Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. As of October 31, 1994 and January 31, 1994, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

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

   The Company adopted SFAS No. 115 as of the beginning of the current fiscal year and has reported the cumulative effect of the change in accounting principle as a credit of $183,000 in the consolidated statement of operations. During the quarter and nine months ended October 31, 1994, the market value of the Company's short-term investments changed and a net unrealized gain (loss) of ($14,000) and $15,000, respectively, was excluded from earnings and reported as a separate component of stockholders' equity (see Note 5).

   The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the quarter ended April 30, 1993 and reported the cumulative effect of the change in accounting principle as a credit of $860,000 in the consolidated statement of operations.

5. Stockholders' equity:

   A summary of the changes in stockholders' equity for the nine months ended October 31, 1994 is as follows (in thousands):

                                                                  Treasury    Net Unrealized
                           Common    Paid-in      Accumulated      Stock,     Gain (Loss) on
                            Stock    Capital        Deficit        at cost   Equity Securities     Total
- - ----------------------------------------------------------------------------------------------------------
Balance, January 31,
 1994                      $1,354    $119,915       $(14,732)       $14,385          $  --         $92,152

Net income                                                19                                            19

Cumulative effect of
 accounting change                                                                    (183)           (183)

Net unrealized gain
 on equity securities                                                                   15              15

Purchase of
 treasury stock                                                          18                            (18)

Issuance of
 treasury stock                           (18)                         (109)                            91

Stock options
 exercised                                 19                                                           19
                           -------------------------------------------------------------------------------
Balance, October 31, 1994  $1,354    $119,916       $(14,713)      $ 14,294          $(168)        $92,095
                           ===============================================================================


6. Debt:

   On May 16, 1994, the Company redeemed all of its outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21,666,000 of debentures was made with existing funds, $10,000,000 of which was funded on June 13, 1994 under a five-year term loan agreement with two banks. The principal is payable in quarterly installments of $500,000, together with interest payable, at the option of the Company, at LIBOR plus 1.25% or a base rate, as defined. During the nine months ended October 31, 1994, the Company recorded an extraordinary charge of $1,232,000 ($775,000 after taxes) resulting from the redemption. The extraordinary charge consists of the write-off of deferred finance costs associated with the debentures and a redemption premium paid to holders of the retired debentures.

7. Restructuring Charge:

   In the third quarter of the current fiscal year, the Company recorded a pre-tax restructuring charge of $2.3 million to provide for severance and other related restructuring costs. The charge is included in Rental and other income in the Consolidated Statements of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended October 31, 1994 Compared with Quarter Ended October 31, 1993
- - -----------------------------------

   Net sales for the quarter ended October 31, 1994 were $195.3 million as compared with $182.4 million for the same quarter last year. The increase in net sales was principally due to a 3% increase in average selling prices and an increase in retail gallonage sold. Gross profit (excluding rental and other income) increased by $3.1 million in the quarter ended October 31, 1994 as compared to the same quarter last year. The increase in gross profit was principally due to higher gross margins.

   Rental and other income for the three months ended October 31, 1994 amounted to $7.6 million as compared with $8.7 million for the quarter ended October 31, 1993. The decrease was primarily due to a charge of $2.3 million relating to severance and other restructuring costs, partially offset by $.5 million of additional rental income earned during the current period and $.6 million of additional gains recognized from dispositions of properties. The Company expects that the restructuring will result in annual savings of approximately $3.0 million.

   Selling, general and administrative expenses for the quarter ended October 31, 1994 amounted to $7.4 million, a $1.3% reduction from the comparable period last year.

   Interest expense for the three months ended October 31, 1994 amounted to $2.7 million as compared with $3.6 million for the quarter ended October 31, 1993. The decrease was principally due to reduced debt outstanding during the current fiscal quarter, principally related to the redemption in May 1994 of the Company's 14% subordinated debentures.

   Depreciation and amortization decreased by $.1 million in the quarter ended October 31, 1994 as compared to the same quarter last year. The reduction was due to a decrease in amortization of deferred charges of $.3 million, partially offset by an increase in depreciation of $.2 million as a result of additions to property, plant and equipment.

Results of Operations - Nine Months Ended October 31, 1994 Compared with Nine Months Ended October 31, 1993
- - ---------------------------------------

   Net sales for the nine months ended October 31, 1994 were $546.0 million as compared with $586.0 million for the same period last year. The decrease in net sales was principally due to a 5.4% decrease in average selling prices and a decrease in wholesale gallonage sold, partially offset by an increase in retail gallonage sold. Gross profit (excluding rental and other income) was $20.5 million for the nine months ended October 31, 1994 compared to $27.1 million in the comparable period last year. The decrease in gross profit was principally due to lower gross margins.

   Rental and other income for the nine months ended October 31, 1994 amounted to $25.8 million as compared with $25.5 million for the nine months ended October 31, 1993. The increase was principally due to $1.6 million of additional rental income earned during the current nine month period and $1.0 million of income recognized by the Company for a claim settlement, partially offset by a charge of $2.3 million relating to severance and other restructuring costs.

   Selling, general and administrative expenses for the nine months ended October 31, 1994 amounted to $20.5 million, a 1.6% reduction from the comparable period last year.

   Interest expense for the nine months ended October 31, 1994 amounted to $8.7 million, a decrease of $2.3 million from the comparable period last year. The decrease was principally due to reduced debt outstanding during the current period, principally related to the redemption in May 1994 of the Company's 14% subordinated debentures.

   Depreciation and amortization decreased by $.3 million in the current nine month period as compared to the nine months ended October 31, 1993. The reduction was due to a decrease in amortization of deferred charges of $1.0 million, partially offset by an increase in depreciation of $.7 million as a result of additions to property, plant and equipment.

   On May 16, 1994, the Company redeemed all of the outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The redemption of $21.7 million of debentures was made with existing funds, $10.0 million of which was funded on June 13, 1994 under a five-year term loan agreement. During the nine months ended October 31, 1994, the Company recorded an extraordinary charge of $1.2 million ($.8 million after taxes) in connection with the early retirement of debt.

   The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of the beginning of the current fiscal year and has reported the cumulative effect of the change in accounting principle as a credit of $.2 million in the consolidated statement of operations. The Company adopted SFAS No. 109, "Accounting for Income Taxes" during the quarter ended April 30, 1993 and reported the cumulative effect of the change in accounting principle as a credit of $.9 million in the consolidated statement of operations.

Liquidity and Capital Resources
- - -------------------------------

   As of October 31, 1994, working capital amounted to a deficit of $10.6 million, as compared to positive working capital of $6.2 million as of January 31, 1994. The decrease in working capital was primarily due to the reduction of $21.7 million in long-term indebtedness including the effect of redeeming the subordinated debentures in May 1994 and $14.2 million of capital expenditures, partially offset by funds generated from operations.

   The Company's principal sources of liquidity are cash flows from operations which amounted to $27.1 million during the nine months ended October 31, 1994, and its short-term unsecured lines of credit. As of October 31, 1994, lines of credit amounted to $60 million, of which $33.9 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances, cash flows from operations and its credit lines.

                        PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

              Designation of Exhibit
             in this Quarterly Report
                  on Form 10-Q                 Description of Exhibit
             ---------------------------       ------------------------
                       27                      Financial Data Schedule

             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the quarter for which this report is filed.


                                SIGNATURES
                               -------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GETTY PETROLEUM CORP.
                               (Registrant)



Dated:  December 12, 1994                    BY:___________________________
                                                     (Signature)
                                             MICHAEL K. HANTMAN
                                              Vice President and
                                              Corporate Controller
                                              (Chief Accounting Officer)


Dated:  December 12, 1994                    BY:___________________________
                                                      (Signature)
                                             JOHN J. FITTERON
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Dated:  December 12, 1994                    BY:___________________________
                                                       (Signature)
                                             LEO LIEBOWITZ
                                              President (Chief Executive
                                              Officer)

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF GETTY PETROLEUM CORP. AND SUBSIDIARIES AS OF OCTOBER 31, 1994 AND FOR THE NINE MONTHS THEN ENDED AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.