Form 10-K
period 1995-01-31
GETTY PETROLEUM CORP
filed 1995-04-28
CIK 79849

The following is the Annual Report on Form 10-K of Getty Petroleum Corp. for the fiscal year ended January 31, 1995.

Please be advised that the box in the second grammatical paragraph of the cover page is not checked because of two late filings of Form 4 by a director, due to calendaring errors. This will be disclosed in the Proxy Statement.

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1995

                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-8059

                           GETTY PETROLEUM CORP.
          (Exact name of registrant as specified in its charter)

         Delaware                                         11-2232705
- -----------------------------------                ------------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification no.)

125 Jericho Turnpike, Jericho, New York                      11753
- ----------------------------------------           ------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  516-338-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
      Title of each class                             which registered
- ------------------------------                     ------------------------
Common stock, $.10 par value                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
                                   None
                             ----------------
                             (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates (6,828,351 shares) of the Company was $76,818,948 as of April 17, 1995.

     The registrant had outstanding 12,644,904 shares of common stock as of April 17, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE
                       Document                           Part of Form 10-K

Annual Report to Stockholders for the fiscal year
 ended January 31, 1995 (the "Annual Report")
 (pages 13 through 28).                                            II

Definitive Proxy Statement for the 1995 Annual
 Meeting of Stockholders (the "Proxy Statement")
 which will be filed by the registrant on or
 prior to 120 days following the end of the
 registrant's fiscal year ended January 31, 1995
 pursuant to Regulation 14A.                                       III


===========================================================================

                                  PART I

Item 1.  Business

General

Getty Petroleum Corp. (hereinafter, together with its subsidiaries, called the "Registrant", "Getty" or the "Company") is one of the nation's largest independent marketers of petroleum products. The Company serves retail and wholesale customers through a distribution and marketing network of 1,751 Getty (registered trademark) and other branded retail outlets (also referred to as service stations) located in 13 Northeastern and Middle Atlantic states, of which 625 have convenience food stores. The Company stores and distributes petroleum products from 23 distribution terminals and bulk plants. The Company purchases gasoline, fuel oil and related petroleum products from Phibro Energy USA, Inc. pursuant to a three-year supply contract expiring on June 30, 1995, and from other suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region. Through its truck transportation fleet of 154 vehicles and its distribution network, the Company markets and distributes such products throughout its 13 state marketing region. Of the 1,751 retail outlets supplied by the Company at January 31, 1995, over half are owned by the Company in fee or held under long-term leases. The remaining retail outlets purchase petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from the Company. The Company also sells on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload, barge and pipeline quantities and sells fuel oil, kerosene and propane to residential, commercial and governmental customers in Maryland, Pennsylvania and upstate New York.

The Company and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, President and Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a director and former Executive Vice President of the Company, founded the business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition added service stations, distribution terminals and a heating oil and middle distillate marketing network in six additional states.
Since 1985, the Company's operations have continued to expand, to its current marketing region in 13 Northeastern and Middle Atlantic states.

During the period from 1985 to 1991, the Company continued to expand by acquiring numerous small regional distributors, stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. In 1992, the Company implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. This process has resulted in the net reduction of 92 retail outlets owned in fee or leased by the Company since January 31, 1992.

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

The Company directly operated 10 retail outlets at January 31, 1995 utilizing salaried employees. While the Company seeks to lease or sublease retail outlets to independent operators, it intends to retain a certain number of such company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts.

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

As of January 31, 1995, the Company has 1,751 Getty and other branded retail outlets as follows:

(i) 10 company operated retail outlets which are operated by salaried employees;

(ii) 352 lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and purchase their petroleum products from the Company);

(iii) 532 commission lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and receive a commission for sale of Company owned petroleum products);

(iv) 136 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 147 contract dealer retail outlets (dealers who purchase their petroleum products from the Company but do not lease or sublease retail outlets from the Company); and

(vi) 49 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 574 retail outlets.

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

In addition, as of January 31, 1995, the Company has 132 properties, most of which are leased for non-petroleum use. The Company also has 27 properties being held for disposition.

Getty distributes its petroleum products from 23 distribution terminals and bulk plants which are Company controlled either through fee ownership or long-term leases and utilizes additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by the Company's truck transportation fleet, whose drivers are compensated in part on an incentive-based system.

Certain of the Company's properties mentioned above have 145 tenants who do not sell petroleum products.

The Company sells home heating oil, propane (LPG) and related services directly to approximately 44,000 retail and commercial customers. In addition, the Company is a wholesale supplier of #2 heating oil (also known as home heating oil) in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by the Company to retail outlets.

Product Supply

Effective July 1, 1992, the Company entered into a three-year supply contract to purchase gasoline and middle distillates from Phibro Energy USA, Inc. ("Phibro") at competitive spot related prices. During the year ended January 31, 1995, the Company purchased approximately 70% of its petroleum product requirements from Phibro and approximately 30% from other sources, principally domestic. Substantially all of the Company's supply contracts are for a term of one year or less except for the contract with Phibro which expires June 30, 1995. The Company is presently in discussions with Phibro regarding renewing the contract as well as with other companies. The Company believes it will be able to negotiate an agreement on substantially similar terms; however, no assurance can be made that this will occur. The Company has no crude oil reserves or refining capacity.

Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. No assurance can be given that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available at all in times of shortage. Further, a large, rapid increase in petroleum prices could adversely affect the Company's revenues and profitability if the Company's sales prices could not be increased or automobile consumption of gasoline were to decline as a result of such price increases. The Company's management believes, however, that the structure of its principal supply contract reduces to a certain extent the impact of product price volatility due to lower inventory requirements. Management believes that the Company will continue to have the ability to acquire petroleum products on competitive terms for the foreseeable future.

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

The Company has a cobranded Getty MasterCard, accepts Visa, MasterCard, Discover and American Express credit cards, and has introduced "NYCE" and "MAC" debit cards at certain Getty outlets. In addition, the Company has a Getty fleet fueling card and accepts the Wright Express fleet fueling card, both of which have tracking programs which provide cost control data to fleet customers.

Competition

The Company believes that, based on the number of locations served, it is currently one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and the Company competes with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, the Company's earnings may be adversely affected by the marketing policies of such companies, which may have greater flexibility to withstand price changes than the Company. The Company competes for new dealers and distributors primarily on the basis of Getty brand acceptance, supply, price and marketing support. The retail outlets in the Company's marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

Regulation

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Compliance with those laws and regulations has not had and is not expected to have a material effect on the competitive position of the Company.

The Company is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law. However, pursuant to the Company's agreements with certain of its Getty dealers and distributors, the Company has voluntarily extended to them the protection of PMPA. Under PMPA, the Company complies with certain notice requirements and extends nondiscriminatory contracts to its Getty licensed dealers and distributors, whose franchises can be terminated or not renewed if certain PMPA-imposed requirements are met. Although a licensed dealer or distributor is not required to renew his or her franchise, because the Company has agreed to comply with PMPA the Company is required (unless there are grounds for non-renewal or termination) to renew the franchises of many of its licensed dealers and distributors who elect to renew. In addition, if the Company elects to sell any of its service stations, the Company shall, in accordance with PMPA, offer the franchisee the right to purchase any of such service stations operated by such franchisee at the price and upon terms at which the Company elects to sell.

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

Personnel

As of January 31, 1995, the Company had 778 employees, of which 112 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Item 2.  Properties

The properties owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1995 are as follows:

                                    January 31,
                   ----------------------------------------------
                    1995      1994      1993      1992      1991
                   ----------------------------------------------
Owned                 444       457       465       463       436
Leased                752       772       791       825       796
                    -----     -----     -----     -----     -----
Total               1,196     1,229     1,256     1,288     1,232
                    =====     =====     =====     =====     =====

The Company has an upgrading program to enhance the physical appearance of the Company's retail outlets which it expects to complete in fiscal 1996.

As of January 31, 1995, the Company also owned in fee 11 distribution terminals and bulk plants and leased 12 distribution terminals and bulk plants (on a long-term net lease basis) located in New York, New Jersey, Maine, Rhode Island, Pennsylvania, Connecticut and Maryland. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 77 million gallons. The terminals located in East Providence (Rhode Island), Rensselaer (New York) and South Portland (Maine) are deep-water terminals, capable of handling large vessels. Some of the Company's terminals have excess capacity and land that could be developed or adapted to handle products, such as residual fuel, jet fuel and lube blending, which the Company does not presently market.

The Company leases 305 service stations and 6 distribution terminals on a long-term basis from

Power Test Realty Company Limited Partnership (the "Partnership"). The sole limited partner of the Partnership is Power Test Investors Limited Partnership ("PTILP"), which was created in 1985 pursuant to a rights offering to all of the Company's then existing stockholders. The general partner of the Partnership and PTILP is CLS General Partnership Corp. ("CLS"), which manages the Partnership and PTILP. CLS is wholly owned by Messrs. Leo Liebowitz, Milton Safenowitz and Milton Cooper, the principal stockholders of the Company, who as of January 31, 1995, collectively owned 48% of PTILP. The Company does not have any ownership interest in the Partnership or CLS, and does not have any ownership interest or option to purchase the Partnership's property and equipment, except for properties that the Company has determined have become uneconomical or unsuitable for the Company's use. In the event the Company makes such a determination, it must either (i) purchase the property from the Partnership for a sum equal to the greater of (x) the product of the annual rent then in effect multiplied by eleven or (y) 110% of the appraised fair market value of the property considered as encumbered by the lease or (ii) direct the Partnership to sell such property to a third party at a price negotiated by the Company, in which case the Company receives from the Partnership the amount, if any, by which the negotiated price exceeds the price determined by the above formula or pays any deficiency to the Partnership. Each of the leases of the service stations and the distribution terminals with the Partnership has an initial term of 15 years, expiring on January 31, 2000. The Company has the option to extend these leases for up to five consecutive terms of ten years each. During the fiscal years ended January 31, 1995, 1994 and 1993, the Company received from the Partnership $624,000, $600,000 and $576,000, respectively, for administrative and other services rendered to the Partnership and paid rent to the Partnership during such fiscal years of $10,925,000, $10,981,000 and $11,002,000, respectively.

The Company leases approximately 30,500 square feet of office space at 125 Jericho Turnpike, Jericho, New York where it currently maintains its corporate headquarters.

The Company believes that substantially all of its owned and leased properties are in good condition.

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on pages 22 and 23 of the Annual Report.

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

In 1990, the State of New York brought an action in the New York State Supreme Court in Albany County seeking reimbursement for clean up costs against the Company and two other petroleum companies arising from an alleged 1984 spill of gasoline. In addition to clean up costs of $240,000, the State is seeking penalties of $500,000 and interest. The State has agreed to dismiss the Company from the lawsuit but one of the two other petroleum companies who is a party to the action has withheld consent.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against the Company seeking reimbursement in the amount of $189,000 for clean up costs incurred at a service station. The State is also seeking penalties of $200,000 and interest.

In 1992, the State of New York asserted a claim for reimbursement of clean up costs against the Company and another petroleum company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984; no further communications have been received.

In 1993, the State of New York asserted a claim against the Company for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York Supreme Court in Albany County to recover $504,149 for clean up costs and $250,000 for statutory penalties.

The U. S. Environmental Protection Agency ("EPA") advised the Company in 1992 that it would seek administrative penalties for the Company's failure to cease discharging into, and to close, service station bay drains at certain retail outlets. The EPA was seeking penalties of approximately $625,000. In 1994, the Company complied with a documents request of the EPA and is awaiting the EPA's present position on the matter.

In 1994, a subsidiary of the Company was served with an Amended
Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the Site. The Company believes that its participation in the cost of cleanup at the Site will be determined to be insignificant or de minimis in nature and that its ultimate liability will be less than $10,000.

In 1994, a Superfund proceeding involving a site in Connecticut was settled by the payment of approximately $5,000 to the EPA.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1995.


Executive Officers of Registrant

The following table lists the executive officers of the Company, their respective ages, the offices and positions held with the Company as of April 15, 1995 and the year in which each was elected an officer.

Name                    Age   Position                            Officer Since
- -------------------------------------------------------------------------------
Leo Liebowitz           67    President and Chief Executive
                                Officer                               1971
John J. Fitteron        53    Senior Vice President, Treasurer
                                and Chief Financial Officer           1986
Alvin A. Smith          57    Senior Vice President and
                                Chief Operating Officer               1985
James R. Craig          43    Vice President                          1987
Michael K. Hantman      43    Vice President and
                                Corporate Controller                  1988
Samuel M. Jones         58    Vice President, Corporate Secretary
                                and General Counsel                   1986

Mr. Liebowitz has been President and Chief Executive Officer and a director of the Company since 1971. He has also served as the President and a director of CLS General Partnership Corp. since 1985. He is also a director of the Regional Banking Advisory Board of Chemical Bank.

Mr. Fitteron joined the Company in 1986 as Senior Vice President and Chief Financial Officer and assumed the additional position of Treasurer in 1994. Prior to joining Getty, he was a Senior Vice President at Beker Industries Corp., a chemical and natural resource company.

Mr. Smith has been a Senior Vice President of the Company since 1985 and became Chief Operating Officer in 1994. Prior thereto, he was employed at Getty Oil Company as Wholesale Manager and Petroleum Manager.

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

Mr. Jones joined the Company in 1986 as Vice President and General Counsel and assumed the additional position of Corporate Secretary in 1994. Prior to joining Getty, he was a Senior Attorney with Texaco Inc.

Management is not aware of any family relationships among any of the foregoing executive officers.

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 28 of the Annual Report.

Item 6.  Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 16 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 17 through 28 of the Annual Report.

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

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 4 through 8 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Common Stock" on pages 3 and 4 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the heading "Certain Transactions" on page 10 of the Proxy Statement.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  1.   Financial statements

                  The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 15 are filed as part of this annual report.

             2.   Financial statement schedule

                  The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 15 is filed as part of this annual report.

             3.   Exhibits

                  The exhibits listed in the Exhibit Index on pages 18 through 23 are filed as part of this annual report.

             4.   Reports on Form 8-K

                  None.

                           GETTY PETROLEUM CORP.
                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES
               COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                             Items 14(a) 1 & 2

                                                          Reference
                                                  Form 10-K     1995 Annual
                                                   (pages)    Report (pages)

Data incorporated by reference from attached
 1995 Annual Report to Stockholders of Getty
 Petroleum Corp.:
  Report of Independent Accountants                                  28

  Consolidated Statements of Operations for the
    years ended January 31, 1995, 1994 and 1993                      17

  Consolidated Balance Sheets as of January 31,
   1995 and 1994                                                     18

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1995, 1994 and 1993                       19

  Notes to Consolidated Financial Statements                       20 - 27

Report of Independent Accountants -
  Supplemental Schedule                               16

Schedule II - Valuation and Qualifying Accounts
 and Reserves for the years ended
 January 31, 1995, 1994 and 1993                      17

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1995 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1995 Annual Report to Stockholders is not deemed filed as part of this report.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Petroleum Corp.:

Our report on the consolidated financial statements of Getty Petroleum Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 28 of the 1995 Annual Report to Stockholders of Getty Petroleum Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.


In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




New York, New York
March 16, 1995.

                  GETTY PETROLEUM CORP. and SUBSIDIARIES
       SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS AND RESERVES
            for the years ended January 31, 1995, 1994 and 1993
                              (in thousands)


                       Balance at                                 Balance at
                       beginning                                    end of
                       of period     Additions      Deductions      period

1995:
 Allowance for
  doubtful accounts*    $1,534           $385           $410         $1,509
                        ======           ====           ====         ======

1994:
 Allowance for
  doubtful accounts*    $1,610           $566           $642         $1,534
                        ======           ====           ====         ======

1993:
 Allowance for
  doubtful accounts*    $1,634           $549           $573         $1,610
                        ======           ====           ====         ======

*Relates to accounts receivable.

                                 EXHIBIT INDEX

                             GETTY PETROLEUM CORP.

                          Annual Report on Form 10-K
                  for the fiscal year ended January 31, 1995

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
3.1        Certificate of Incorporation.   Filed as Exhibit 3.1 to
                                           registrant's Registration
                                           Statement on Form S-1 filed on
                                           June 23, 1971 (Registration No.
                                           2-40881) and incorporated
                                           herein by reference.

3.2        Certificate of Amendment of     Filed as Exhibit B to
           Certificate of Incorporation,   registrant's Annual Report on
           filed July 22, 1977.            Form 10-K for the fiscal year
                                           ended January 31, 1978 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

3.3        Certificate of Amendment of     Filed as Exhibit 6.3 to
           Certificate of Incorporation,   Registration Statement on Form
           filed September 23, 1980.       8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.

3.4        Certificate of Amendment of     Filed as Exhibit 6.4 to
           Certificate of Incorporation,   Registration Statement on Form
           filed June 24, 1985.            8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.

3.5        Certificate of Amendment of     Filed as Exhibit 6.5 to
           Certificate of Incorporation,   Registration Statement on Form
           filed July 11, 1985.            8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
3.6        Certificate of Amendment of     Filed as Exhibit A to
           Certificate of Incorporation.   registrant's definitive proxy
                                           statement, dated May 8, 1987,
                                           with respect to its Annual
                                           Meeting of Stockholders held
                                           June 18, 1987 and incorporated
                                           herein by reference.

3.7        By-Laws.                        Filed as Exhibit 3.2 to
                                           registrant's Registration
                                           Statement on Form S-1 filed on
                                           June 23, 1971 (Registration No.
                                           2-40881) and incorporated
                                           herein by reference.

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

4.1        Indenture dated as of August    Filed as Exhibit 4.1 to
           1, 1985 between registrant and  registrant's Annual Report on
           BankAmerica Trust Company of    Form 10-K for the fiscal year
           New York, as Trustee, relating  ended January 31, 1986 (File
           to the 14% Subordinated         No. 1-8059) and incorporated
           Debentures due August 1, 2000, herein by reference. including form of Debenture.

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
4.7        $35,000,000 reducing revolving  Filed as Exhibit 4.7 to
           Loan Agreement between          registrant's Quarterly Report
           Leemilt's Petroleum, Inc. and   on Form 10-Q for the quarter
           Bank of New England, N.A.       ended October 31, 1987 (File
           dated as of December 7, 1987    No. 1-8059) and incorporated
           and related Guaranty            herein by reference.
           Agreement, dated as of
           December 7, 1987, by and
           between Getty Petroleum Corp.
           and Bank of New England, N.A.

10.2(a)    Retirement and Profit Sharing   Filed as Exhibit 10.2(a) to
           Plan (amended and restated as   registrant's Annual Report on
           of September 11, 1986).         Form 10-K for the fiscal year
                                           ended January 31, 1987 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.3       Asset Purchase Agreement        Filed as Exhibit 2(a) to
           between Power Test Corp. (now   registrant's Current Report on
           known as Getty Petroleum        Form 8-K, filed February 19,
           Corp.) and Texaco Inc., Getty   1985 (File No. 1-8059) and
           Oil Company, and Getty          incorporated herein by
           Refining and Marketing          reference.
           Company, dated December 21,
           1984.

10.4       Trademark License Agreement     Filed as Exhibit 2(b) to
           between Texaco Inc., Getty Oil  registrant's Current Report on
           Company, Texaco Refining and    Form 8-K, filed February 19,
           Marketing Inc., and Power Test  1985 (File No. 1-8059) and
           Corp. (now known as Getty       incorporated herein by
           Petroleum Corp.), dated         reference.
           February 1, 1985.

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.7       Form of Real Property Leases    Filed as Exhibit 2(e) to
           between Power Test Realty       registrant's Current Report on
           Company Limited Partnership,    Form 8-K, filed February 19,
           as Lessor, and Power Test       1985 (File No. 1-8059) and
           Corp. (now known as Getty       incorporated herein by
           Petroleum Corp.) (either        reference.
           directly or indirectly through
           a wholly-owned subsidiary),
           as Lessee, each dated February
           1, 1985.

10.16      Registrant's 1985 Stock Option  Filed as Exhibit A to
           Plan. registrant's definitive proxy statement, dated May 31, 1985, with respect to its Annual
                                           Meeting of Stockholders held
                                           June 20, 1985 and incorporated
                                           herein by reference.

10.17      Hazardous Waste and PMPA        Filed as Exhibit 10.17 to
           Indemnification Agreement       registrant's Annual Report on
           dated as of December 10, 1986   Form 10-K for the fiscal year
           among Getty Petroleum Corp.,    ended January 31, 1987 (File
           Power Test Realty Company       No. 1-8059) and incorporated
           Limited Partnership and Bank    herein by reference.
           of New England, N.A.

10.18      Guaranty Agreement dated as of  Filed as Exhibit 10.18 to
           December 1, 1986 of Getty       registrant's Annual Report on
           Petroleum Corp. regarding       Form 10-K for the fiscal year
           distribution terminal leases    ended January 31, 1987 (File
           between Power Test Realty       No. 1-8059) and incorporated
           Company Limited Partnership     herein by reference.
           and Getty Terminals Corp.

10.19      Form of Indemnification         Filed as Exhibit C to
           Agreement between Getty         registrant's definitive proxy
           Petroleum Corp. and directors.  statement, dated May 8, 1987, with respect to its Annual
                                           Meeting of Stockholders held
                                           June 18, 1987 and incorporated
                                           herein by reference.

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.20      Registrant's 1988 Stock Option  Filed as Exhibit A to
           Plan.                           registrant's definitive proxy
                                           statement, dated April 29,
                                           1988, with respect to its
                                           Annual Meeting of Stockholders
                                           held June 16,  1988 and
                                           incorporated herein by
                                           reference.

10.21      Milton Safenowitz Employment    Filed as Exhibit 10.21 to
           Agreement dated February 1,     registrant's Annual Report on
           1990.                           Form 10-K for the fiscal year
                                           ended January 31, 1990 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.22      Supplemental Retirement Plan    Filed as Exhibit 10.22 to
           for Executives of Getty         registrant's Annual Report on
           Petroleum Corp. and             Form 10-K for the fiscal year
           Participating Subsidiaries.     ended January 31, 1990 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.23      Form of Agreement dated as of
           December 9, 1994 between the
           Company and its non-director
           officers and certain key
           employees regarding
           compensation upon change in                31
           Company control.

10.24      Amendment to Milton Safenowitz  Filed as Exhibit 10.24 to
           Employment Agreement dated      registrant's Annual Report on
           February 1, 1990 (see Exhibit   Form 10-K for the fiscal year
           10.21).                         ended January 31, 1991 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.25      Registrant's Amended and        Filed as Exhibit 4.10 to
           Restated 1991 Stock Option      registrant's Registration
           Plan.                           Statement on Form S-8 filed on
                                           June 18, 1993 (Registration No.
                                           33-64746) and incorporated
                                           herein by reference.

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.26      Petroleum Products Supply       Filed as Exhibit 10.26 to
           Agreement dated as of July 1,   registrant's Quarterly Report
           1992 by and between Phibro      on Form 10-Q for the quarter
           Energy USA, Inc. and Getty      ended July 31, 1992 (File No.
           Petroleum Corp., Getty          1-8059) and incorporated
           Terminals Corp., and Aero Oil   herein by reference.
           Company.

13         Annual Report to Stockholders
           for the fiscal year ended
           January 31, 1995.                            38

22         Subsidiaries of the                          35
           registrant.

24         Consent of Independent                       36
           Accountants.

27         Financial Data Schedule.                     37

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Getty Petroleum Corp.
                                 (Registrant)


By _________________________________         By _______________________________
   John J. Fitteron,                            Michael K. Hantman,
    Senior Vice President,                       Vice President and
    Treasurer and Chief Financial                Corporate Controller
    Officer (Principal Financial                 (Chief Accounting Officer)
    Officer)                                     April 28, 1995
    April 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By _________________________________         By _______________________________
   Leo Liebowitz, President,                    Milton Cooper,
    Chief Executive Officer                      Director
    and Director                                 April 28, 1995
    April 28, 1995


By _________________________________         By _______________________________
   Herbert Lotman,                              Milton Safenowitz,
    Director                                     Director
    April 28, 1995                               April 28, 1995



By _________________________________
   Warren G. Wintrub,
    Director
    April 28, 1995

                                 EXHIBIT INDEX

                             GETTY PETROLEUM CORP.

                          Annual Report on Form 10-K
                  for the fiscal year ended January 31, 1995

Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
3.1        Certificate of Incorporation.   Filed as Exhibit 3.1 to
                                           registrant's Registration
                                           Statement on Form S-1 filed on
                                           June 23, 1971 (Registration No.
                                           2-40881) and incorporated
                                           herein by reference.

3.2        Certificate of Amendment of     Filed as Exhibit B to
           Certificate of Incorporation,   registrant's Annual Report on
           filed July 22, 1977.            Form 10-K for the fiscal year
                                           ended January 31, 1978 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

3.3        Certificate of Amendment of     Filed as Exhibit 6.3 to
           Certificate of Incorporation,   Registration Statement on Form
           filed September 23, 1980.       8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.

3.4        Certificate of Amendment of     Filed as Exhibit 6.4 to
           Certificate of Incorporation,   Registration Statement on Form
           filed June 24, 1985.            8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.

3.5        Certificate of Amendment of     Filed as Exhibit 6.5 to
           Certificate of Incorporation,   Registration Statement on Form
           filed July 11, 1985.            8-A filed by the Company on
                                           July 19, 1985 (File No. 1-
                                           8059) and incorporated herein
                                           by reference.


Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
3.6        Certificate of Amendment of     Filed as Exhibit A to
           Certificate of Incorporation.   registrant's definitive proxy
                                           statement, dated May 8, 1987,
                                           with respect to its Annual
                                           Meeting of Stockholders held
                                           June 18, 1987 and incorporated
                                           herein by reference.

3.7        By-Laws.                        Filed as Exhibit 3.2 to
                                           registrant's Registration
                                           Statement on Form S-1 filed on
                                           June 23, 1971 (Registration No.
                                           2-40881) and incorporated
                                           herein by reference.

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

4.1        Indenture dated as of August    Filed as Exhibit 4.1 to
           1, 1985 between registrant and  registrant's Annual Report on
           BankAmerica Trust Company of    Form 10-K for the fiscal year
           New York, as Trustee, relating  ended January 31, 1986 (File
           to the 14% Subordinated         No. 1-8059) and incorporated
           Debentures due August 1, 2000, herein by reference. including form of Debenture.


Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
4.7        $35,000,000 reducing revolving  Filed as Exhibit 4.7 to
           Loan Agreement between          registrant's Quarterly Report
           Leemilt's Petroleum, Inc. and   on Form 10-Q for the quarter
           Bank of New England, N.A.       ended October 31, 1987 (File
           dated as of December 7, 1987    No. 1-8059) and incorporated
           and related Guaranty            herein by reference.
           Agreement, dated as of
           December 7, 1987, by and
           between Getty Petroleum Corp.
           and Bank of New England, N.A.

10.2(a)    Retirement and Profit Sharing   Filed as Exhibit 10.2(a) to
           Plan (amended and restated as   registrant's Annual Report on
           of September 11, 1986).         Form 10-K for the fiscal year
                                           ended January 31, 1987 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.3       Asset Purchase Agreement        Filed as Exhibit 2(a) to
           between Power Test Corp. (now   registrant's Current Report on
           known as Getty Petroleum        Form 8-K, filed February 19,
           Corp.) and Texaco Inc., Getty   1985 (File No. 1-8059) and
           Oil Company, and Getty          incorporated herein by
           Refining and Marketing          reference.
           Company, dated December 21,
           1984.

10.4       Trademark License Agreement     Filed as Exhibit 2(b) to
           between Texaco Inc., Getty Oil  registrant's Current Report on
           Company, Texaco Refining and    Form 8-K, filed February 19,
           Marketing Inc., and Power Test  1985 (File No. 1-8059) and
           Corp. (now known as Getty       incorporated herein by
           Petroleum Corp.), dated         reference.
           February 1, 1985.


Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.7       Form of Real Property Leases    Filed as Exhibit 2(e) to
           between Power Test Realty       registrant's Current Report on
           Company Limited Partnership,    Form 8-K, filed February 19,
           as Lessor, and Power Test       1985 (File No. 1-8059) and
           Corp. (now known as Getty       incorporated herein by
           Petroleum Corp.) (either        reference.
           directly or indirectly through
           a wholly-owned subsidiary),
           as Lessee, each dated February
           1, 1985.

10.16      Registrant's 1985 Stock Option  Filed as Exhibit A to
           Plan. registrant's definitive proxy statement, dated May 31, 1985, with respect to its Annual
                                           Meeting of Stockholders held
                                           June 20, 1985 and incorporated
                                           herein by reference.

10.17      Hazardous Waste and PMPA        Filed as Exhibit 10.17 to
           Indemnification Agreement       registrant's Annual Report on
           dated as of December 10, 1986   Form 10-K for the fiscal year
           among Getty Petroleum Corp.,    ended January 31, 1987 (File
           Power Test Realty Company       No. 1-8059) and incorporated
           Limited Partnership and Bank    herein by reference.
           of New England, N.A.

10.18      Guaranty Agreement dated as of  Filed as Exhibit 10.18 to
           December 1, 1986 of Getty       registrant's Annual Report on
           Petroleum Corp. regarding       Form 10-K for the fiscal year
           distribution terminal leases    ended January 31, 1987 (File
           between Power Test Realty       No. 1-8059) and incorporated
           Company Limited Partnership     herein by reference.
           and Getty Terminals Corp.

10.19      Form of Indemnification         Filed as Exhibit C to
           Agreement between Getty         registrant's definitive proxy
           Petroleum Corp. and directors.  statement, dated May 8, 1987, with respect to its Annual
                                           Meeting of Stockholders held
                                           June 18, 1987 and incorporated
                                           herein by reference.


Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.20      Registrant's 1988 Stock Option  Registrant's 1988 Stock Option
           Plan.                           Plan. Filed as Exhibit A to
                                           registrant's definitive proxy
                                           statement, dated April 29,
                                           1988, with respect to its
                                           Annual Meeting of Stockholders
                                           held June 16, 1988 and
                                           incorporated herein by
                                           reference.

10.21      Milton Safenowitz Employment    Filed as Exhibit 10.21 to
           Agreement dated February 1,     registrant's Annual Report on
           1990.                           Form 10-K for the fiscal year
                                           ended January 31, 1990 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.22      Supplemental Retirement Plan    Filed as Exhibit 10.22 to
           for Executives of Getty         registrant's Annual Report on
           Petroleum Corp. and             Form 10-K for the fiscal year
           Participating Subsidiaries.     ended January 31, 1990 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.

10.23      Form of Agreement dated as of
           December 9, 1994 between the
           Company and its non-director
           officers and certain key
           employees regarding
           compensation upon change in                31
           Company control.

10.24      Amendment to Milton Safenowitz  Filed as Exhibit 10.24 to
           Employment Agreement dated      registrant's Annual Report on
           February 1, 1990 (see Exhibit   Form 10-K for the fiscal year
           10.21).                         ended January 31, 1991 (File
                                           No. 1-8059) and incorporated
                                           herein by reference.


Exhibit
No.        Description                     Begins on Sequential Page No.
- ------------------------------------------------------------------------------
10.25      Registrant's Amended and        Filed as Exhibit 4.10 to
           Restated 1991 Stock Option      registrant's Registration
           Plan.                           Statement on Form S-8 filed on
                                           June 18, 1993 (Registration No.
                                           33-64746) and incorporated
                                           herein by reference.

10.26      Petroleum Products Supply       Filed as Exhibit 10.26 to
           Agreement dated as of July 1,   registrant's Quarterly Report
           1992 by and between Phibro      on Form 10-Q for the quarter
           Energy USA, Inc. and Getty      ended July 31, 1992 (File No.
           Petroleum Corp., Getty          1-8059) and incorporated
           Terminals Corp., and Aero Oil   herein by reference.
           Company.

13         Annual Report to Stockholders
           for the fiscal year ended
           January 31, 1995.                            38

22         Subsidiaries of the                          35
           registrant.

24         Consent of Independent                       36
           Accountants.

27         Financial Data Schedule.                     37

Management's Discussion and Analysis of Financial Condition and Results of Operations

Getty Petroleum Corp. and Subsidiaries

Results of Operations
Net sales for the year ended January 31, 1995 were $749.4 million as compared with $772.6 million in the preceding year. The decrease in net sales was principally due to a .5% decrease in average selling prices and a 12.5% decrease in wholesale gallonage sold, partially offset by a 2.3% increase in retail gallonage sold through 7.8% fewer outlets. Gross profit was $36 million in fiscal 1995 compared to $45.7 million in the prior fiscal year. The decrease in gross profit was principally due to lower retail gross margins. Fiscal 1994 sales were $772.6 million as compared with $903.7 million in the preceding year. The decrease in net sales was principally due to the Company's decision to effectively eliminate its bulk wholesale activities (which had a minimal effect on earnings) primarily as a result of a July 1992 product supply contract, resulting in $128 million lower sales. Also contributing to the decrease in sales was a 1.3% decrease in average selling prices, offset by a 5.3% increase in retail gallonage sold through 6.9% fewer outlets. Gross profit was $45.7 million in fiscal 1994, an increase of $14.2 million over the prior year. The increase in gross profit was principally due to improved gross margins, increased retail gallonage and the inclusion in the prior year period of approximately $1.2 million of non-recurring or unusual pre-tax charges related to settlement of demurrage charges and completion of a product supply contract with a foreign supplier.

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

Rental income of $32.1 million in fiscal 1995 increased 7% over fiscal 1994 rental income of $30 million, which increased 4.4% over the $28.8 million realized in fiscal 1993. The increase in both periods was due to increased lease rental rates resulting from capital improvements in Company owned and leased locations and lease renewals.

Other income, net was $3.6 million in fiscal 1995 as compared to $3.9 million in the preceding year. The current fiscal year included pre-tax charges of $2.7 million to provide for severance and other costs associated with restructuring the Company's organization and its operations. The charges were partially offset by $1 million of income recognized by the Company in fiscal 1995 from a claim settlement, as well as $.6 million of additional investment income and $.5 million of additional gains on dispositions of assets realized during fiscal 1995. The Company expects that the restructuring will result in annual savings of approximately $3 million. Other income, net was $3.9 million in fiscal 1994 which represented a decrease of $.7 million from the prior year. Fiscal 1994 included $.8 million of gains on dispositions of non-performing assets compared to $2.7 million of such gains in the prior year. The prior year also included $1.7 million of non-recurring or unusual pre-tax charges relating to cancellation of a cargo freight contract and the planned disposition of two terminals, which charges were incurred principally because of the 1992 product supply contract, and severance payments resulting from a work-force reduction in October 1992.

Selling, general and administrative expenses in fiscal 1995 amounted to $27.3 million, a decrease of $1.5 million from the prior year. The decrease principally occurred in the fourth quarter of the current fiscal year as a result of a restructuring of the Company's organization and its operations in October 1994. Selling, general and administrative expenses in fiscal 1994 amounted to $28.8 million, a decrease of $2.8 million from the prior year. The decrease was principally due to lower expenses as a result of cost reduction measures previously instituted by the Company, which included a work-force reduction in October 1992, and reduced advertising expenditures.

Interest expense in fiscal 1995 amounted to $11.4 million, a decrease of $3.2 million from the prior year. The decrease was principally due to reduced debt outstanding during the current fiscal year, principally related to the early redemption in May 1994 of the Company's 14% subordinated debentures. Interest expense in fiscal 1994 amounted to $14.6 million, a decrease of $2.2 million from fiscal 1993. The decrease was principally due to reduced debt outstanding during fiscal 1994.

Depreciation and amortization was $21.8 million in fiscal 1995, which was comparable to the amount in fiscal 1994. An increase in depreciation of $1.2 million as a result of additions to property, plant and equipment was offset by a decrease of like amount in amortization of deferred charges. Depreciation and amortization decreased by $.4 million in fiscal 1994 as compared to the prior year. There was a decrease in amortization of deferred charges of $1.1 million, partially offset by an increase in depreciation of $.7 million as a result of additions to property, plant and equipment.

The Company recorded an extraordinary charge of $.8 million after taxes resulting from the early retirement of the Company's 14% subordinated debentures. The extraordinary charge consists of the write-off of deferred finance costs associated with the debentures and an early redemption premium paid to holders of the retired debentures.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of the beginning of fiscal 1995 and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $.2 million in the fiscal 1995 consolidated statement of operations. The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the first quarter of fiscal 1994 and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $.9 million in the fiscal 1994 consolidated statement of operations.


Liquidity and Capital Resources

As of January 31, 1995, working capital amounted to a deficit of $10.7 million as compared to positive working capital of $6.2 million as of January 31, 1994. The decrease in working capital was primarily due to the reduction of $24.4 million in long-term indebtedness including the effect of redeeming the subordinated debentures in May 1994 and $22.8 million of capital expenditures, including property acquisitions, partially offset by funds generated during the year from operations.

The Company's principal sources of liquidity are cash flows from operations, which amounted to $41.3 million during the year ended January 31, 1995, and its short-term unsecured lines of credit. As of January 31, 1995, lines of credit amounted to $60 million, of which $33.9 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances and short-term investments which amounted to $42 million at January 31, 1995, cash flows from operations and its credit lines.

Capital expenditures during the fiscal year ended January 31, 1995 amounted to $22.8 million, including $1.5 million related to property acquisitions and $10.4 million for replacement of underground storage tanks and vapor recovery facilities at gasoline stations and terminals.


Environmental Matters

The Company is subject to various laws relating to protection of the environment, and to contingencies, including related legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. In the opinion of the Company, the aggregate amount of such environmental and legal liabilities for which provision has not been made will not have a material adverse effect on its financial position. However, such costs could be material to results of operations in a future period.

The Company is impacted by numerous environmental laws and regulations, the most important of which are discussed below.

Effective January 1, 1995, the Clean Air Act Amendments of 1990 required that the nine worst ozone non-attainment areas in the U.S. must use reformulated fuels gasoline ("RFG"). These geographic areas plus other areas that elected to participate in the program include substantially all of the Company's marketing area. The Company has been able to purchase sufficient supplies of RFG as well as conventional gasoline under existing supply contracts and from other sources.

The federal underground storage tank ("UST") regulations, enacted in 1988, provide that all non-complying UST's must be upgraded or replaced by the end of 1998. Various environmental regulations require the remediation of discharges or releases of petroleum products from UST's. In addition, federal and local regulations require the permanent closure of service station bay drains and the removal of certain waste and fuel oil tanks.

Numerous regulations affect the Company's terminals and, in particular, the imperviousness of the terminals' ground or surface and federal volatile organic compound ("VOC") air emission regulations. The Company's terminals are substantially in compliance with all environmental regulations.

The Company estimates that it may be required to expend $98.8 million over the next four years in connection with the foregoing environmental matters. It is anticipated that such environmental expenditures will be provided from operating cash flow.

As of January 31, 1995 and 1994, the Company had accrued $6.9 million and $6.8 million, respectively, for environmental matters, principally for service station site remediations and related legal matters. During the years ended January 31, 1995, 1994 and 1993, the Company expensed $11.8 million, $9.7 million and $12.4 million, respectively, for environmental matters, which amounts were net of $.4 million in fiscal 1995 and $1.1 million in fiscal 1994 for recoveries against certain state underground tank funds.

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

Selected Financial Data
(in thousands except per share amounts)
                                                  Years ended January 31,
                          ---------------------------------------------------------------------
                             1995           1994           1993           1992           1991
- -----------------------------------------------------------------------------------------------
Operations:
Net sales                  $749,443       $772,610       $903,712     $1,117,380     $1,234,359
                           ========       ========       ========     ==========     ==========
Net earnings (loss)           6,339(a)      10,201(b)      (3,703)       (12,337)        (9,540)
                           ========       ========       ========     ==========     ==========
Net earnings (loss)
  per share                     .50(a)         .81(b)        (.29)          (.98)          (.74)
                           ========       ========       ========     ==========     ==========
Cash dividends
  per share                      --             --            .04            .23            .37
                           ========       ========       ========     ==========     ==========

Financial Position:
Total assets                278,957        292,388        293,736        317,539        337,978
                           ========       ========       ========     ==========     ==========
Working capital             (10,723)         6,191          2,994         37,044         25,802
                           ========       ========       ========     ==========     ==========
Long-term debt               30,849         50,403         58,645         91,941         69,785
                           ========       ========       ========     ==========     ==========
Capital lease
  obligations                29,349         34,177         38,188         41,673         44,839
                           ========       ========       ========     ==========     ==========
Stockholders' equity       $ 98,480       $ 92,152       $ 81,759     $   85,795     $  100,855
                           ========       ========       ========     ==========     ==========

(a) Includes extraordinary charge to earnings of $775 or $.06 per share in connection with the early retirement of debt and a credit to earnings of $183 or $.01 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
(b) Includes credit to earnings of $860 or $.07 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Consolidated Statements of Operations

Getty Petroleum Corp. and Subsidiaries

(in thousands except per share amounts)
                                        For the years ended January 31,
                                     ---------------------------------------
                                       1995           1994           1993
- ----------------------------------------------------------------------------
Net sales                            $749,443       $772,610       $903,712
Rental income                          32,146         30,033         28,758
Other income, net                       3,587          3,914          4,616
                                     --------       --------       --------
                                      785,176        806,557        937,086
                                     --------       --------       --------
Cost of sales                         713,408        726,918        872,261
Selling, general and
  administrative expenses              27,317         28,780         31,625
                                     --------       --------       --------
                                      740,725        755,698        903,886
                                     --------       --------       --------
Earnings before interest, taxes
  and depreciation                     44,451         50,859         33,200
Interest expense                       11,372         14,606         16,812
Depreciation and amortization          21,750         21,777         22,129
                                     --------       --------       --------
Earnings (loss) before provision
  (credit) for income taxes,
  extraordinary item and
  cumulative effect of accounting
  changes                              11,329         14,476         (5,741)
Provision (credit) for income taxes     4,398          5,135         (2,038)
                                     --------       --------       --------
Earnings (loss) before
  extraordinary item
  and cumulative effect of
  accounting changes                    6,931          9,341         (3,703)
Extraordinary item, net of
  income taxes                           (775)            --             --
Cumulative effect of accounting
  changes                                 183            860             --
                                     --------       --------       --------
Net earnings (loss)                  $  6,339       $ 10,201       $ (3,703)
                                     ========       ========       ========

Per Share Data:
Earnings (loss) before
  extraordinary item
  and cumulative effect of
  accounting changes                 $    .55       $    .74       $   (.29)
Extraordinary item                       (.06)            --             --
Cumulative effect of
  accounting changes                      .01            .07             --
                                     --------       --------       --------
Net earnings (loss) per share        $    .50       $    .81       $   (.29)
                                     ========       ========       ========
Weighted average shares outstanding    12,639         12,622         12,606
                                     ========       ========       ========

See accompanying notes.

Consolidated Balance Sheets

Getty Petroleum Corp. and Subsidiaries

(in thousands)
                                                            January 31,
                                                     -------------------------
Assets:                                                 1995           1994
- ------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                           $ 41,576       $ 42,334
  Short-term investments                                   415          8,250
  Accounts receivable, less allowance for
    doubtful accounts of $1,509 in 1995
    and $1,534 in 1994                                  18,338         21,242
  Inventories                                           11,117         10,017
  Deferred income taxes                                  6,004          6,700
  Prepaid expenses and other current assets              3,536          3,686
                                                      --------       --------
      Total current assets                              80,986         92,229
  Property, plant and equipment, at cost, less
    accumulated depreciation and amortization          188,527        189,975
  Other assets                                           9,444         10,184
                                                      --------       --------
      Total assets                                    $278,957       $292,388
                                                      ========       ========
- ------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- ------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                         $ 11,118       $  9,877
  Accounts payable                                      39,326         32,320
  Accrued expenses                                      32,570         32,812
  Gasoline taxes payable                                 8,318          8,658
  Income taxes payable                                     377          2,371
                                                      --------       --------
      Total current liabilities                         91,709         86,038
Long-term debt                                          30,849         50,403
Obligations under capital leases                        29,349         34,177
Deferred income taxes                                   14,120         16,359
Other, principally deposits                             14,450         13,259
Commitments and contingencies (Notes 3 and 5)
Stockholders' equity                                    98,480         92,152
                                                      --------       --------
      Total liabilities and stockholders' equity      $278,957       $292,388
                                                      ========       ========

See accompanying notes.

Consolidated Statements of Cash Flows

Getty Petroleum Corp. and Subsidiaries

(in thousands)
                                                            For the years ended January 31,
                                                         ---------------------------------------
                                                           1995           1994           1993
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings (loss)                                      $  6,339       $ 10,201       $ (3,703)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
  Extraordinary item, before tax                            1,232             --             --
  Cumulative effect of accounting changes                    (183)          (860)            --
  Depreciation and amortization                            21,750         21,777         22,129
  Deferred income taxes                                    (1,553)           418          3,447
  Gain on dispositions of property, plant
    and equipment                                          (1,294)          (788)        (1,944)
  Gain on investments                                          --           (465)          (520)
  Sale (purchase) of trading securities                     7,860         (7,269)           533
Changes in assets and liabilities:
  Accounts receivable                                       2,904          3,200          5,182
  Inventories                                              (1,100)          (218)        11,922
  Prepaid expenses and other current assets                  (107)         7,471          2,058
  Other assets                                               (123)           (63)            78
  Accounts payable, accrued expenses and
    gasoline taxes payable                                  6,424         (5,795)        18,816
  Income taxes payable                                     (1,994)         2,371             --
  Other, principally deposits                               1,191            875            315
                                                         --------       --------       --------
      Net cash provided by operating activities            41,346         30,855         58,313
                                                         --------       --------       --------
Cash flows from investing activities:
  Capital expenditures                                    (21,343)       (19,495)       (16,273)
  Property acquisitions                                    (1,466)          (920)        (2,465)
  Proceeds from dispositions of property,
    plant and equipment                                     4,296          3,513          6,282
                                                         --------       --------       --------
      Net cash used in investing activities               (18,513)       (16,902)       (12,456)
                                                         --------       --------       --------
Cash flows from financing activities:
  Long-term borrowings                                     10,550            845          1,769
  Repayment of long-term debt                             (29,406)        (7,989)       (36,870)
  Payments under capital lease obligations                 (4,285)        (3,351)        (3,005)
  Premium paid on early retirement of debt                   (607)            --             --
  Treasury stock and stock options, net                       157            192            171
  Cash dividends                                               --             --           (504)
                                                         --------       --------       --------
      Net cash used in financing activities               (23,591)       (10,303)       (38,439)
                                                         --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents                                                (758)         3,650          7,418
Cash and cash equivalents at beginning of year             42,334         38,684         31,266
                                                         --------       --------       --------
Cash and cash equivalents at end of year                 $ 41,576       $ 42,334       $ 38,684
                                                         ========       ========       ========
Supplemental disclosures of cash flow information
  Cash paid (received) during the year for:
    Interest                                             $ 11,955       $ 14,141       $ 15,950
    Income taxes, net                                       8,088         (4,327)        (7,211)

See accompanying notes.

Notes to Consolidated Financial Statements

- ---------------------------------------------------------------------------
1    Summary of significant accounting policies

Consolidation: The consolidated financial statements include the accounts of Getty Petroleum Corp. and its wholly-owned subsidiaries (the "Company"). The Company is principally engaged in the marketing and distribution of petroleum products. All significant intercompany accounts and transactions have been eliminated.

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

Earnings (Loss) Per Share: Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in earnings (loss) per share computations since their effect is immaterial.

Accounting Changes: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1995 and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $183,000 in the consolidated statement of operations. The Statement requires that such investments be classified into three categories, namely, held-to-maturity, trading and available-for-sale securities. As of January 31, 1995, the Company's short-term investments, which consist of equity securities, are all considered available-for-sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity. During the year ended January 31, 1995, the market value of the Company's short-term investments increased and a net unrealized gain of $15,000 was reported as a separate component of stockholders' equity (see Note 8).

During the first quarter of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and reported the cumulative effect of the change in accounting principle as a credit to earnings of $860,000 in the fiscal 1994 consolidated statement of operations.

- ---------------------------------------------------------------------------
2    Inventories

As of January 31, 1995, 1994 and 1993, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

- ---------------------------------------------------------------------------
3    Leases

In 1985, Power Test Investors Limited Partnership (the "Partnership"), a publicly traded real estate limited partnership, purchased from Texaco certain Getty Oil Company properties and equipment which, in turn, have been leased on a long-term basis to the Company. For financial statement purposes, such leases have been recorded as capital leases.

The Partnership is managed by the General Partner, which is CLS General Partnership Corp. The Directors and shareholders of CLS General Partnership Corp. are also Directors and the principal shareholders of the Company. During the years ended January 31, 1995, 1994 and 1993, the Company billed the Partnership and reflected in other income $624,000, $600,000 and $576,000, respectively, for administrative and other services rendered to the Partnership.

Future minimum annual rentals under capital leases as of January 31, 1995, payable to the Partnership, are as follows:

- ---------------------------------------------------------------------------
Years ending January 31,                                     (in thousands)
- ---------------------------------------------------------------------------

1996........................................................... $10,463
1997...........................................................  10,463
1998...........................................................  10,463
1999...........................................................  10,463
2000...........................................................  10,463
- --------------------------------------------------------------------------
                                                                 52,315
Less, amount representing interest.............................  18,442
- --------------------------------------------------------------------------
Present value of minimum lease payments
  (including $4,524 due within one year)....................... $33,873
===========================================================================

In addition, the Company has obligations to other lessors under noncancelable operating leases which have terms in excess of one year, principally for gasoline stations. Substantially all of these leases contain renewal options and escalation clauses. Future minimum annual rentals under such leases are as follows:

- ---------------------------------------------------------------------------
Years ending January 31,                                     (in thousands)
- ---------------------------------------------------------------------------
1996..........................................................  $13,254
1997..........................................................   12,137
1998..........................................................   10,713
1999..........................................................    9,007
2000..........................................................    7,361
Thereafter....................................................   29,210
- --------------------------------------------------------------------------
                                                                $81,682
==========================================================================

Rent expense, substantially all of which is included in cost of sales, amounted to $15,838,000, $16,955,000 and $17,226,000 for the years ended
January 31, 1995, 1994 and 1993, respectively. Such amounts consist of minimum rentals on noncancelable operating leases referred to above and short-term rentals of terminal facilities and other equipment.

Rental income from fee owned and leased properties aggregated $32,146,000, $30,033,000 and $28,758,000 for the years ended January 31, 1995, 1994 and
1993, respectively, which included $21,800,000, $20,308,000 and $20,421,000 of rent received under subleases. The net book value of fee owned properties leased to lessees was $77,648,000 at January 31, 1995.

Leased gasoline stations, which have been subleased to lessees, have sublease rentals generally not less than the rentals paid by the Company. No significant difficulty has been experienced in subleasing station properties.

- ---------------------------------------------------------------------------
4    Property, plant and equipment

Property, plant and equipment consists of the following:
- -------------------------------------------------------------------------------
                                                                  Depreciable
                                         1995         1994        Life (Years)
- -------------------------------------------------------------------------------
                                          (in thousands)
Land................................   $ 42,289     $ 42,607
Buildings...........................     56,198       56,152           16
Machinery and equipment.............    142,439      127,673        10 to 16
Motor vehicles......................      6,194        5,976         3 to 10
Furniture and fixtures..............      1,537        2,049           10
Leasehold improvements..............     32,263       30,028        See Note 1
Assets recorded under capital leases     54,752       55,310        See Note 1
- ------------------------------------------------------------
                                        335,672      319,795
Less, accumulated depreciation
  and amortization..................    147,145      129,820
- ------------------------------------------------------------
                                       $188,527     $189,975
============================================================

Property, plant and equipment includes the following assets recorded under capital leases with the Partnership:
- ------------------------------------------------------------------------------
                                                      1995           1994
- ------------------------------------------------------------------------------
                                                        (in thousands)
Land.............................................    $27,265        $27,571
Buildings........................................     18,006         18,172
Equipment........................................      8,574          8,660
Motor vehicles...................................        907            907
- ------------------------------------------------------------------------------
                                                      54,752         55,310
Less, accumulated amortization...................     39,978         36,485
- ------------------------------------------------------------------------------
                                                     $14,774        $18,825
==============================================================================

- ------------------------------------------------------------------------------
5    Commitments and contingencies

The Company is subject to various laws relating to protection of the environment, and to other contingencies, including legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. As of January 31, 1995 and 1994, the Company had accrued $6.9 million and $6.8 million, respectively, for environmental matters, principally for service station site remediations and related legal matters. During the years ended January 31, 1995, 1994 and 1993, the Company expensed $11.8 million,
$9.7 million and $12.4 million, respectively, for environmental matters, which amounts were net of $.4 million in fiscal 1995 and $1.1 million in fiscal 1994 for recoveries against certain state underground tank funds. In the opinion of the Company, the aggregate amount of such environmental and legal liabilities for which provision has not been made will not have a material adverse effect on its financial position. However, such costs could be material to results of operations in a future period.

Getty Terminals Corp. ("Getty Terminals"), a wholly-owned subsidiary of the Company, has received notices of proposed license revocations from the New York State Department of Taxation and Finance ("Department") for Getty Terminals' operating permits for its three New York State terminals and its motor fuels and diesel distributor licenses. The notices of proposed revocation are based on Getty Terminals' 1990 federal conviction for conspiracy to evade 1985 federal gasoline excise taxes and for non-payment of such taxes. The Department contends that Getty Terminals' federal tax conviction affects its "duties and obligations" under Sections 283 and 283-b of the New York Tax Law ("Tax Law"). Getty has paid all New York State taxes which were due and owing and has fully performed all of its duties and obligations under the Tax Law. Management of the Company believes that the ultimate resolution of this matter will have no material adverse effect on the Company's financial position or future business.

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

- ---------------------------------------------------------------------------
6    Debt

Long-term debt consists of:
- -------------------------------------------------------------------------------
                                                           1995         1994
- -------------------------------------------------------------------------------
                                                            (in thousands)
Mortgage loan due through January 1, 1998...............  $20,145      $24,164
Subordinated debentures due through August 1, 2000......       --       21,666
Bank term loan due through June 30, 1999................    8,500           --
Real estate mortgages, bearing interest at a
  weighted average interest rate of 7.9%, due
  in varying amounts through October 1, 2020............    6,117        7,632
Other...................................................    2,681        2,837
- ------------------------------------------------------------------------------
                                                           37,443       56,299
Less, current portion...................................    6,594        5,896
- ------------------------------------------------------------------------------
Noncurrent portion......................................  $30,849      $50,403
==============================================================================

Aggregate principal payments in subsequent fiscal years relating to long-term debt are as follows (in thousands): 1996--$6,594; 1997--$5,497; 1998--$18,936;
1999--$3,155; 2000--$1,260 and $2,001 thereafter.

Borrowings under the mortgage loan are payable monthly over the term of the agreement with a final payment of $13,287,000 on January 1, 1998. The loan, which bears interest at prime, is collateralized by first mortgages on certain service station properties.

In May 1994, the Company redeemed all of its outstanding 14% subordinated debentures due August 1, 2000 at a call price of 102.8%. The Company recorded an extraordinary charge of $1,232,000 ($775,000 after taxes) resulting from the redemption. The extraordinary charge consists of the write-off of deferred finance costs associated with the debentures and an early redemption premium paid to holders of the retired debentures. The redemption of $21,666,000 of debentures was made with existing funds, $10,000,000 of which was funded in June 1994 under a five-year term loan agreement with two banks. The remaining principal balance of $8,500,000 is payable in quarterly installments of $500,000, together with interest payable, at the option of the Company, at LIBOR plus 1.25% or a base rate, as defined.

Certain long-term debt is collateralized by property, plant and equipment having an aggregate net book value of approximately $50,296,000 at January 31, 1995.

As of January 31, 1995, the Company had unsecured lines of credit aggregating $60,000,000, of which $33,904,000 was utilized in the form of outstanding letters of credit.

- ------------------------------------------------------------------------------
7    Income taxes

The provision (credit) for income taxes is summarized as follows:
- ------------------------------------------------------------------------------
                                             1995        1994        1993
- ------------------------------------------------------------------------------
                                                      (in thousands)
Federal:
  Current................................   $1,698      $3,305     $(6,148)
  Deferred...............................    1,903         746       3,372
State and local:
  Current................................      836       1,025         663
  Deferred...............................      (39)         59          75
- ------------------------------------------------------------------------------
Provision (credit) for income taxes         $4,398      $5,135     $(2,038)
==============================================================================

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:
- -------------------------------------------------------------------------------
                                                       1995         1994
- -------------------------------------------------------------------------------
                                                         (in thousands)
Property, plant and equipment.....................    $(10,599)   $(9,064)
Accruals..........................................       1,468     (2,468)
Inventories.......................................         588        853
Tax credits.......................................         557        531
Investments.......................................         121        949
Other.............................................        (251)      (460)
- -------------------------------------------------------------------------------
Net deferred tax liabilities......................    $ (8,116)   $(9,659)
===============================================================================

As of January 31, 1995, the Company has state and local tax operating loss carryforwards of approximately $5,196,000 expiring through 2010 which are available to offset future state and local income taxes.

The following is a reconciliation of the expected statutory federal income tax provision (credit) and the actual provision (credit) for income taxes:

- -------------------------------------------------------------------------------
                                             1995        1994        1993
- -------------------------------------------------------------------------------
                                                     (in thousands)
Expected provision (credit) at statutory
  federal income tax rate.................  $3,965      $5,067     $(1,952)
State and local income taxes, net of
  federal benefit.........................     518         705         487
Taxes related to prior years                    --          --        (927)
Utilization of capital loss carryforward        --      (1,026)         --
Nondeductible expenses....................      --          --         293
Other.....................................     (85)        389          61
- -------------------------------------------------------------------------------
Provision (credit) for income taxes.......  $4,398      $5,135     $(2,038)
===============================================================================

8    Stockholders' equity
A summary of the changes in stockholders' equity for the three years ended January 31, 1995 is as follows:

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Net
                                                                                        Treasury Stock,    Unrealized
                                       Common Stock(a)                 Retained            at cost         Gain (Loss)
                                     --------------------    Paid-in   Earnings       ------------------    on Equity
                                      Shares      Amount     Capital   (Deficit)      Shares      Amount    Securities     Total
- ----------------------------------------------------------------------------------------------------------------------------------
                                                             (in thousands except per share amounts)
Balance, February 1, 1992..........   13,530      $1,353    $119,871    $(20,726)        932     $14,703       $  --       $85,795
Net loss...........................                                       (3,703)                                           (3,703)
Cash dividends--$.04 per share.....                                         (504)                                             (504)
Purchase of treasury stock.........                                                        1           7                        (7)
Issuance of treasury stock.........                              (63)                    (16)       (241)                      178
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1993..........   13,530       1,353     119,808     (24,933)        917      14,469          --        81,759
Net income.........................                                       10,201                                            10,201
Purchase of treasury stock.........                                                        2          21                       (21)
Issuance of treasury stock.........                              (38)                     (7)       (105)                       67
Stock options exercised............       13           1         145                                                           146
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1994..........   13,543       1,354     119,915     (14,732)        912      14,385          --        92,152
Net income.........................                                        6,339                                             6,339
Cumulative effect of
  accounting change................                                                                             (183)         (183)
Net unrealized gain on
  equity securities................                                                                               15            15
Purchase of treasury stock.........                                                        2          23                       (23)
Issuance of treasury stock.........                              (44)                    (13)       (205)                      161
Stock options exercised............        2                      19                                                            19
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995..........   13,545      $1,354    $119,890     $(8,393)(b)     901     $14,203       $(168)      $98,480
==================================================================================================================================

(a) Capital stock consists of preferred stock, par value $1.00 per share; authorized 10,000 shares for issuance in series (none of which is issued) and common stock, par value $.10 per share; authorized 30,000 shares.
(b) Net of $103,803 transferred from retained earnings to common stock and paid-in capital as a result of accumulated stock dividends.

- ------------------------------------------------------------------------------
9    Employee benefit plans

The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the "Retirement Plan") for non-union employees meeting certain service requirements and a Supplemental Plan for executives. Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Board of Directors. Under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to 50% of such contributions but in no event more than 3% of the employee's eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Net Company contributions under the plans approximated $694,000, $719,000 and $765,000 for the years ended January 31, 1995, 1994 and
1993, respectively.

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

Changes in stock options for the three years ended January 31, 1995 are as follows:

- ----------------------------------------------------------------------------------------------------------------------------------
                                                    1985 Plan                     1988 Plan                    1991 Plan
                                          ----------------------------    ---------------------------    -------------------------
                                              Number         Option        Number          Option         Number          Option
                                                of         Price per         of          Price per          of           Price per
                                              Shares         Share         Shares          Share          Shares           Share
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at February 1, 1992..........    219,167      $10.49-14.09     262,409      $11.12-18.62      86,000      $12.38
Granted..................................                                                                131,050       10.88
Cancelled................................    (12,008)      10.49-14.09      (5,886)      11.12-18.62      (2,775)      10.88-12.38
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1993..........    207,159       10.49-14.09     256,523       11.12-18.62     214,275       10.88-12.38
Granted..................................                                                                 80,000       12.25-13.13
Exercised................................     (9,833)      10.49            (2,500)      11.12            (1,250)      12.38
Cancelled................................     (8,052)      10.49-14.09     (15,014)      11.12-18.62     (12,325)      10.88-12.38
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1994..........    189,274       10.49-14.09     239,009       11.12-18.62     280,700       10.88-13.13
Granted..................................                                                                107,250       10.88
Exercised................................     (1,245)      10.49-14.09        (250)      11.12              (125)      10.88
Cancelled................................     (1,217)      14.09              (926)      17.12-18.62      (1,250)      10.88
- ----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1995..........    186,812      $10.49-14.09     237,833      $11.12-18.62     386,575      $10.88-13.13
==================================================================================================================================
Exercisable at January 31, 1995..........    186,812      $10.49-14.09     237,833      $11.12-18.62     139,449      $10.88-13.13
==================================================================================================================================
Available for grant at January 31, 1995..     79,351                        63,156                       112,050
==================================================================================================================================

There were no SARs outstanding at January 31, 1995.

10   Quarterly Financial Data

The following summarizes the quarterly results of operations for the years ended January 31, 1995 and 1994 (unaudited as to quarterly information):

- -----------------------------------------------------------------------------------------------------------
                                                    Three months ended                    Year ended
                               --------------------------------------------------------  ------------------
Fiscal 1995:                    April 30        July 31     October 31     January 31     January 31
- -----------------------------------------------------------------------------------------------------------
                                                  (in thousands except per share amounts)
Revenues......................  $179,460       $189,377       $202,915       $213,424       $785,176
Gross profit..................     8,053           (147)        12,641         15,488         36,035
Earnings (loss) before income
  taxes, extraordinary item
  and cumulative effect of
  accounting change...........     1,693         (5,389)          4,711         10,314         11,329
Net earnings (loss)...........     1,171(a)      (4,166)(b)       3,014          6,320          6,339(a)(b)
Net earnings (loss)
  per share...................  $    .09(a)    $   (.33)(b)   $     .24      $     .50      $     .50(a)(b)
===========================================================================================================

- -------------------------------------------------------------------------------------------------------
                                                  Three months ended                      Year ended
                               --------------------------------------------------------   -------------
Fiscal 1994:                    April 30        July 31     October 31     January 31     January 31
- -------------------------------------------------------------------------------------------------------
                                                   (in thousands except per share amounts)
Revenues.....................   $216,147       $204,261       $191,102       $195,047       $806,557
Gross profit.................      8,562          9,051          9,492         18,587         45,692
Earnings before
  income taxes and
  cumulative effect of
  accounting change..........      1,594          1,052          1,599         10,231         14,476
Net earnings.................      1,802(c)         625            882          6,892         10,201(c)
Net earnings per share.......   $    .14(c)    $    .05       $    .07       $    .55       $    .81(c)
=======================================================================================================

(a) Includes credit to earnings of $183 or $.01 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
(b) Includes extraordinary charge to earnings of $775 or $.06 per share in connection with the early retirement of the Company's subordinated debentures.
(c) Includes credit to earnings of $860 or $.07 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

- -------------------------------------------------------------------------------
11   Restructuring

During fiscal 1995, pre-tax charges of $2,668,000 were recorded to provide for severance and other costs associated with restructuring the Company's organization and its operations. The restructuring charges included $1,924,000 for severance and related benefits resulting from a 6% reduction in the work force, and $744,000 for other costs. The charges are included in other income, net in the consolidated statement of operations. The Company's consolidated balance sheet as of January 31, 1995 included an accrual of $1,343,000 relating to the restructuring.

Report of Independent Accountants
- ------------------------------------------------------------------------------
To the Board of Directors
and Stockholders of Getty Petroleum Corp.:

We have audited the accompanying consolidated balance sheets of GETTY PETROLEUM CORP. and SUBSIDIARIES as of January 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Getty Petroleum Corp. and Subsidiaries as of January 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in fiscal 1995 and its method of accounting for income taxes in fiscal 1994.


New York, New York
March 16, 1995


- ------------------------------------------------------------------------------
Common Stock

Getty Petroleum's common stock, its only outstanding voting security, is traded on the New York Stock Exchange (symbol: "GTY"). At April 17, 1995, there were approximately 3,200 holders of record of Getty Petroleum's common stock. The price range of common stock during the past two fiscal years was as follows:

                                                Price Range
                                          ---------------------
Quarter Ending                                High         Low
- ---------------------------------------------------------------
January 31, 1995                           $12.00      $10.625
October 31, 1994                            13.25       10.75
July 31, 1994                               16.125      11.625
April 30, 1994                              16.75       12.375

January 31, 1994                           $17.00      $12.25
October 31, 1993                            15.00       12.75
July 31, 1993                               15.50       10.625
April 30, 1993                              12.375      10.00