Form 10-Q
period 1995-04-30
GETTY PETROLEUM CORP
filed 1995-06-14
CIK 79849

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended April 30, 1995              Commission file number 1-8059


                           GETTY PETROLEUM CORP.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                      11-2232705
- - ---------------------------------                  ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

125 Jericho Turnpike, Jericho, New York                     11753
- - -----------------------------------------          ------------------------
(Address of principal executive offices)                  (Zip Code)

                             (516) 338 - 6000
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No  [   ]

Registrant has 12,644,754 shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1995.

===========================================================================

GETTY PETROLEUM CORP.

INDEX

Part I.  FINANCIAL INFORMATION                                      Page Number

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1995 and
  January 31, 1995                                                          1

 Consolidated Statements of Operations for the three months ended
  April 30, 1995 and 1994                                                   2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1995 and 1994                                                   3

 Notes to Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     5 - 6

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   7

Signatures                                                                  7

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

- - ------------------------------------------------------------------------------
                                                 April 30,      January 31,
Assets:                                             1995             1995
- - ------------------------------------------------------------------------------
                                                (unaudited)
Current assets:
  Cash and cash equivalents                        $49,856          $41,576
  Short-term investments                               466              415
  Accounts receivable, net                          18,460           18,338
  Inventories                                       10,014           11,117
  Deferred income taxes                              6,224            6,004
  Prepaid expenses and other current assets          2,431            3,536
                                                  --------         --------
    Total current assets                            87,451           80,986

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization        187,344          188,527
Other assets                                         9,822            9,444
                                                  --------         --------
    Total assets                                  $284,617         $278,957
                                                  ========         ========

- - ------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- - ------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                   $10,959          $11,118
  Accounts payable                                  47,095           39,326
  Accrued expenses                                  30,487           32,570
  Gasoline taxes payable                             9,732            8,318
  Income taxes payable                                 220              377
                                                  --------         --------
    Total current liabilities                       98,493           91,709

Long-term debt                                      29,447           30,849
Obligations under capital leases                    27,918           29,349
Deferred income taxes                               13,991           14,120
Other, principally deposits                         14,593           14,450

Stockholders' equity:
  Preferred stock                                       --               --
  Common stock, par value $.10 per share             1,354            1,354
  Other stockholders' equity                        98,821           97,126
                                                  --------         --------
                                                   100,175           98,480
                                                  --------         --------
    Total liabilities and stockholders' equity    $284,617         $278,957
                                                  ========         ========

                           See accompanying notes.

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

- - ------------------------------------------------------------------------------
                                                Three months ended April 30,
                                                    1995             1994
- - ------------------------------------------------------------------------------
Net sales                                         $195,007         $170,701
Rental income                                        8,531            7,870
Other income, net                                    1,534              889
                                                  --------         --------
                                                   205,072          179,460
                                                  --------         --------

Cost of sales                                      188,228          162,648
Selling, general and administrative expenses         6,100            6,548
                                                  --------         --------
                                                   194,328          169,196
                                                  --------         --------
Earnings before interest, taxes
  and depreciation                                  10,744           10,264
Interest expense                                     2,513            3,273
Depreciation and amortization                        5,491            5,298
                                                  --------         --------

Earnings before provision for
  income taxes and cumulative effect
  of accounting change                               2,740            1,693
Provision for income taxes                           1,084              705
                                                  --------         --------

Earnings before cumulative
  effect of accounting change                        1,656              988

Cumulative effect of accounting change                  --              183
                                                  --------         --------
  Net earnings                                    $  1,656         $  1,171
                                                  ========         ========

Per Share Data:

  Earnings before cumulative
   effect of accounting change                    $    .13         $    .08

  Cumulative effect of accounting change                --              .01
                                                  --------         --------
  Net earnings per share                          $    .13         $    .09
                                                  ========         ========
Weighted average shares outstanding                 12,645           12,638
                                                  ========         ========


                           See accompanying notes.

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

- - ------------------------------------------------------------------------------
                                                    Three months ended
                                                          April 30,
                                                      1995             1994
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                          $1,656           $1,171
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Cumulative effect of accounting change                --             (183)
  Depreciation and amortization                      5,491            5,298
  Deferred income taxes                               (371)             462
  (Gain) loss on dispositions of property, plant
    and equipment                                     (602)              98
  Sale of trading securities                            --            7,860
Changes in assets and liabilities:
  Accounts receivable                                 (122)             545
  Inventories                                        1,103             (584)
  Prepaid expenses and other current assets          1,102            1,082
  Other assets                                        (457)             291
  Accounts payable, accrued expenses and
    gasoline taxes payable                           7,100            3,529
  Income taxes payable                                (157)          (2,371)
  Other, principally deposits                          143              121
                                                   -------          -------
      Net cash provided by operating activities     14,886           17,319
                                                   -------          -------

Cash flows from investing activities:
  Capital expenditures                              (4,329)          (3,735)
  Property acquisitions                                 --             (113)
  Proceeds from dispositions of property,
    plant and equipment                                705              172
                                                   -------          -------
      Net cash used in investing activities         (3,624)          (3,676)
                                                   -------          -------

Cash flows from financing activities:
  Repayment of long-term debt                       (1,748)          (1,783)
  Payments under capital lease obligations          (1,244)            (929)
  Treasury stock and stock options, net                 10              101
                                                   -------          -------
      Net cash used in financing activites          (2,982)          (2,611)
                                                   -------          -------

Net increase in cash and cash equivalents            8,280           11,032
Cash and cash equivalents at beginning of period    41,576           42,334
                                                   -------          -------
Cash and cash equivalents at end of period         $49,856          $53,366
                                                   =======          =======

Supplemental disclosures of cash flow information
  Cash paid during the period for:
      Interest                                      $2,547           $3,847
      Income taxes, net                              1,686            2,933


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

2.  Earnings per share:

     Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.

3.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. As of April 30, 1995 and January 31, 1995, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

4.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1995 is as follows (in thousands):

                                                         Retained       Treasury          Net Unrealized
                             Common       Paid-in        Earnings        Stock,           Gain (Loss) on
                             Stock        Capital       (Deficit)       at cost         Equity Securities          Total
- - --------------------------------------------------------------------------------------------------------------------------
Balance, January 31,
 1995                        $1,354       $119,890        $(8,393)       $14,203                $(168)          $ 98,480

Net earnings                                                1,656                                                  1,656

Net unrealized gain
 on equity securities                                                                              29                 29

Purchase of
 treasury stock                                                                2                                      (2)

Issuance of
 treasury stock                                 (4)                          (16)                                     12
                             ------       --------        -------        -------                -----           --------
Balance, April 30, 1995      $1,354       $119,886        $(6,737)       $14,189                $(139)          $100,175
                             ======       ========        =======        =======                =====           ========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the first fiscal quarter ended April 30, 1995 were $195 million as compared with $170.7 million for the same quarter last year. The increase in net sales was principally due to an increase in average selling prices attributable to the introduction of reformulated gasolines, and an increase in retail gallonage sold, partially offset by a decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) was $6.8 million for the quarter ended April 30, 1995 compared to $8.1 million in the comparable period last year. The decrease in gross profit was principally due to higher environmental maintenance expenditures.

     Rental income for the three months ended April 30, 1995 amounted to $8.5 million as compared with $7.9 million for the quarter ended April 30, 1994. The increase was due to increased lease rental rates in Company owned and leased locations and lease renewals.

     Other income, net was $1.5 million for the three months ended April 30, 1995 as compared with $.9 million for the quarter ended April 30, 1994. The improvement was primarily due to an increase in gains from dispositions of assets.

     Selling, general and administrative expenses for the quarter ended April 30, 1995 amounted to $6.1 million as compared with $6.5 million for the quarter ended April 30, 1994. The decrease was principally due to lower payroll costs as a result of a restructuring of the Company's organization and its operations in October 1994.

     Interest expense for the three months ended April 30, 1995 amounted to $2.5 million as compared with $3.3 million for the quarter ended April 30, 1994. The decrease was principally due to reduced debt outstanding during the current fiscal quarter, principally related to the redemption in May 1994 of the Company's subordinated debentures.

     Depreciation and amortization was comparable in the quarters ended April 30, 1995 and 1994.

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of the beginning of the prior fiscal year and has reported the cumulative effect of the change in accounting principle as a credit to earnings of $.2 million in the consolidated statement of operations for the quarter ended April 30, 1994.


Liquidity and Capital Resources

     As of April 30, 1995, working capital amounted to a deficit of $11 million as compared to a deficit of $10.7 million as of January 31, 1995. The decrease in working capital was primarily due to $4.3 million of capital expenditures and the reduction of $2.8 million in long- term indebtedness, partially offset by funds generated during the quarter from operations.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $14.9 million during the three months ended April 30, 1995, and its short-term unsecured lines of credit. As of April 30, 1995, lines of credit amounted to $60 million, of which $34 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by its available cash balances and short-term investments which amounted to $50.3 million at April 30, 1995, cash flows from operations and its credit lines.

                         PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

         Designation of Exhibit
        in this Quarterly Report
             on Form 10-Q                     Description of Exhibit
        ------------------------              -------------------------
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

                            GETTY PETROLEUM CORP.
                                (Registrant)



Dated:  June 12, 1995              BY: ______________________________________
                                             (Signature)
                                       MICHAEL K. HANTMAN
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)


Dated:  June 12, 1995              BY: ______________________________________
                                             (Signature)
                                       JOHN J. FITTERON
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Dated:  June 12, 1995              BY: ______________________________________
                                             (Signature)
                                       LEO LIEBOWITZ
                                         President (Chief Executive Officer)