Form 10-Q
period 1995-10-31
GETTY PETROLEUM CORP
filed 1995-12-13
CIK 79849

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1995            Commission file number 1-8059
                  -----------------                                  -------

                            GETTY PETROLEUM CORP.
                          -------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                    11-2232705
--------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

125 Jericho Turnpike, Jericho, New York                11753
----------------------------------------               -------------------
(Address of principal executive offices)               (Zip Code)

                              (516) 338 - 6000
                             ------------------
            (Registrant's telephone number, including area code)

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

Registrant has 12,652,887 shares of Common Stock, par value $.10 per share, outstanding as of October 31, 1995.

=============================================================================

                            GETTY PETROLEUM CORP.

                                    INDEX

Part I.  FINANCIAL INFORMATION                                   Page Number
------------------------------                                   -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1995 and
  January 31, 1995                                                      1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1995 and 1994                           2

 Consolidated Statements of Cash Flows for the nine months
  ended October 31, 1995 and 1994                                       3

 Notes to Consolidated Financial Statements                           4 - 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          6 - 8

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               9

Signatures                                                              9

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

-----------------------------------------------------------------------------
                                                   October 31,    January 31,
-----------------------------------------------------------------------------
Assets:                                               1995           1995
-----------------------------------------------------------------------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                          $30,825        $41,576
  Short-term investments                                 428            415
  Accounts receivable, net                            13,401         18,338
  Inventories                                         20,717         11,117
  Deferred income taxes                                6,031          6,004
  Prepaid expenses and other current assets            3,777          3,536
                                                    --------       --------
     Total current assets                             75,179         80,986

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization           187,848        188,527
Other assets                                          10,107          9,444
                                                    --------       --------
     Total assets                                   $273,134       $278,957
                                                    ========       ========

-----------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt
    and capital lease obligations                    $10,506        $11,118
  Accounts payable                                    28,244         39,326
  Accrued expenses                                    30,303         32,570
  Gasoline taxes payable                              15,959          8,318
  Income taxes payable                                     -            377
                                                    --------       --------
     Total current liabilities                        85,012         91,709

Long-term debt                                        26,484         30,849
Obligations under capital leases                      24,349         29,349
Deferred income taxes                                 15,915         14,120
Other, principally deposits                           14,962         14,450

Stockholders' equity:
  Preferred stock                                          -              -
  Common stock, par value $.10 per share               1,355          1,354
  Other stockholders' equity                         105,057         97,126
                                                    --------       --------
                                                     106,412         98,480
                                                    --------       --------
     Total liabilities and stockholders' equity     $273,134       $278,957
                                                    ========       ========

                           See accompanying notes.

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                                     Three months          Nine months
                                                   ended October 31,    ended October 31,
-------------------------------------------------------------------------------------------
                                                  1995        1994       1995       1994
-------------------------------------------------------------------------------------------
Net sales                                      $212,043    $195,292    $591,605    $545,951
Rental income                                     8,687       8,104      25,671      23,900
Other income (loss), net                          1,568        (481)      4,882       1,901
                                               --------    --------    --------    --------
                                                222,298     202,915     622,158     571,752
                                               --------    --------    --------    --------

Cost of sales                                   201,200     182,651     565,216     525,404
Selling, general and administrative expenses      6,525       7,447      19,471      20,508
                                               --------    --------    --------    --------
                                                207,725     190,098     584,687     545,912
                                               --------    --------    --------    --------
Earnings before interest, taxes,
  depreciation and amortization                  14,573      12,817      37,471      25,840
Interest expense                                  2,322       2,664       7,273       8,736
Depreciation and amortization                     5,681       5,442      16,761      16,089
                                               --------    --------    --------    --------

Earnings before provision for
  income taxes, extraordinary item and
  cumulative effect of accounting change          6,570       4,711      13,437       1,015
Provision for income taxes                        2,531       1,697       5,231         404
                                               --------    --------    --------    --------

Earnings before extraordinary item
  and cumulative effect of accounting change      4,039       3,014       8,206         611

Extraordinary item, net of income taxes               -           -           -        (775)

Cumulative effect of accounting change                -           -           -         183
                                               --------    --------    --------    --------
Net earnings                                     $4,039      $3,014      $8,206         $19
                                               ========    ========    ========    ========

Per Share Data:

  Earnings before extraordinary item
   and cumulative effect of accounting change     $0.32       $0.24       $0.65       $0.05

  Extraordinary item                                  -           -           -       (0.06)

  Cumulative effect of accounting change              -           -           -        0.01
                                               --------    --------    --------    --------
  Net earnings per share                          $0.32       $0.24       $0.65          $-
                                               ========    ========    ========    ========
  Dividends per share                             $0.03          $-       $0.03          $-
                                               ========    ========    ========    ========
Weighted average shares outstanding              12,650      12,639      12,646      12,639
                                               ========    ========    ========    ========


                           See accompanying notes.

                                      2

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)
                                                       Nine months ended
                                                           October 31,
                                                   --------------------------
                                                       1995           1994
                                                   --------------------------
Cash flows from operating activities:
Net income                                            $8,206            $19
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Extraordinary item, before tax                         -          1,232
    Cumulative effect of accounting change                 -           (183)
    Depreciation and amortization                     16,761         16,089
    Deferred income taxes                              1,762          2,358
    Gain on dispositions of property, plant
      and equipment                                   (1,301)          (818)
    Sale of trading securities                             -          7,860
Changes in assets and liabilities:
    Accounts receivable                                4,937          2,309
    Inventories                                       (9,600)        (1,152)
    Prepaid expenses and other current assets           (298)        (3,527)
    Other assets                                        (851)          (835)
    Accounts payable, accrued expenses and
      gasoline taxes payable                          (5,708)         5,371
    Income taxes payable                                (377)        (2,371)
    Other, principally deposits                          512            737
                                                     -------        -------
          Net cash provided by operating activities   14,043         27,089
                                                     -------        -------
Cash flows from investing activities:
    Capital expenditures                             (15,387)       (14,203)
    Property acquisitions                             (2,734)          (536)
    Proceeds from dispositions of property,
      plant and equipment                              2,330          3,560
                                                    --------       --------
          Net cash used in investing activities      (15,791)       (11,179)
                                                    --------       --------

Cash flows from financing activities:
    Long-term borrowings                                   -         10,000
    Repayment of long-term debt                       (5,443)       (26,951)
    Payments under capital lease obligations          (3,279)        (3,230)
    Premium paid on early retirement of debt               -           (607)
    Cash dividends                                      (380)             -
    Treasury stock and stock options, net                 99             92
                                                    --------       --------
          Net cash used in financing activites        (9,003)       (20,696)
                                                    --------       --------

Net decrease in cash and cash equivalents            (10,751)        (4,786)
Cash and cash equivalents at beginning of period      41,576         42,334
                                                    --------       --------
Cash and cash equivalents at end of period           $30,825        $37,548
                                                    ========       ========


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                      $7,107         $9,542
        Income taxes, net                              4,261          3,714


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

3.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. As of October 31, 1995 and January 31, 1995, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

4.  Debt:

     As of October 27, 1995, the Company refinanced a mortgage loan which was originally payable through January 1, 1998. The loan had an outstanding balance of $18,320,000 at an interest rate of prime (8.75% at October 27, 1995). The amended and restated loan agreement provides for interest at LIBOR plus 1.0% to 1.625% per annum, depending on the Funded Debt Ratio of the Company. As of October 31, 1995, the interest rate was LIBOR plus 1.25% or 7.12%. Principal payments are $218,000 per month through October 1, 2000 with the balance of $5,194,625 due on November 1, 2000.

5.  Restructuring Charge:

     In the third quarter of the prior fiscal year, the Company recorded a pre-tax restructuring charge of $2.3 million to provide for severance and other related restructuring costs. The charge is included in Other income
(loss), net in the 1994 Consolidated Statements of Operations.

6.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1995 is as follows (in thousands):


                                                         Retained        Treasury     Net Unrealized
                               Common      Paid-in       Earnings          Stock,      Gain (Loss) on
                                Stock      Capital       (Deficit)        at cost     Equity Securities        Total
----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995      $1,354     $119,890        $(8,393)       $14,203            $(168)           $ 98,480

Net earnings                                                8,206                                               8,206

Cash dividends                                               (380)                                               (380)

Net unrealized gain
  on equity securities                                                                          7                   7

Purchase of treasury stock                                                     5                                   (5)

Issuance of treasury stock                      (6)                          (22)                                  16

Stock options exercised             1           87                                                                 88
                               --------------------------------------------------------------------------------------
Balance, October 31, 1995      $1,355     $119,971        $  (567)       $14,186            $(161)           $106,412
                               ======================================================================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended October 31, 1995 compared with quarter ended October 31, 1994
------------------------------------

     Net sales for the quarter ended October 31, 1995 were $212.0 million as compared with $195.3 million for the same quarter last year. The increase in net sales was principally due to a 14% increase in average selling prices and an increase in retail gallonage sold, partially offset by a decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) decreased by $1.8 million in the quarter ended October 31, 1995 as compared to the same quarter last year. The decrease in gross profit was principally due to lower product margins and higher environmental expenditures.

     Rental income for the three months ended October 31, 1995 amounted to $8.7 million as compared with $8.1 million for the quarter ended October 31, 1994. The increase was due to increased lease rental rates in Company owned and leased locations and lease renewals.

     Other income, net was $1.6 million for the three months ended October 31, 1995 as compared with a loss of $.5 million for the quarter ended October 31, 1994. The increase in other income was primarily due to a charge of $2.3 million recorded last year relating to severance and other restructuring costs.

     Selling, general and administrative expenses for the quarter ended October 31, 1995 amounted to $6.5 million as compared with $7.4 million for the quarter ended October 31, 1994. The decrease was principally due to lower expenses as a result of the restructuring of the Company's organization and its operations in October 1994.

     Interest expense for the three months ended October 31, 1995 amounted to $2.3 million as compared with $2.7 million for the quarter ended October 31, 1994. The decrease was principally due to reduced interest on capitalized leases and lower average debt outstanding during the current fiscal quarter.

     Depreciation and amortization increased by $.2 million in the quarter ended October 31, 1995 as compared with the quarter ended October 31, 1994 principally as a result of additions to property, plant and equipment.

Results of Operations - Nine months ended October 31, 1995 compared with nine months ended October 31, 1994
----------------------------------------

     Net sales for the nine months ended October 31, 1995 were $591.6 million as compared with $546.0 million for the same period last year. The increase in net sales was principally due to a 13.8% increase in average selling prices and an increase in retail gallonage sold, partially offset by a decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) was $26.4 million for the nine months ended October 31, 1995 compared to $20.5 million in the comparable period last year. The increase in gross profit was principally due to higher product margins, partially offset by higher environmental expenditures.

     Rental income for the nine months ended October 31, 1995 amounted to $25.7 million as compared with $23.9 million for the nine months ended October 31, 1994. The increase was due to increased lease rental rates in Company owned and leased locations and lease renewals.

     Other income, net was $4.9 million for the nine months ended October 31, 1995 as compared with $1.9 million for the nine months ended October 31, 1994. The increase in other income was primarily due to $2.7 million of severance and other restructuring costs recorded in the prior year period.
In addition, $.7 million of higher investment income and $.5 million of increased gains on dispositions of assets realized during the current year were partially offset by $1 million of income recognized by the Company in the prior year period from a claim settlement.

     Selling, general and administrative expenses for the nine months ended October 31, 1995 amounted to $19.5 million as compared with $20.5 million for the nine months ended October 31, 1994. The decrease was principally due to lower expenses as a result of the restructuring of the Company's organization and its operations in October 1994.

     Interest expense for the nine months ended October 31, 1995 amounted to $7.3 million, a decrease of $1.5 million from the comparable period last year. The decrease was principally due to reduced debt outstanding during the current period, principally related to the redemption in May 1994 of the Company's subordinated debentures, and lower interest on capitalized leases.

     Depreciation and amortization increased by $.7 million in the current nine month period as compared with the nine months ended October 31, 1994. The increase was due to $.9 million of higher depreciation as a result of additions to property, plant and equipment, partially offset by a decrease in amortization of deferred charges of $.2 million.

     During the nine months ended October 31, 1994, the Company recorded an extraordinary charge of $.8 million after taxes resulting from the early retirement of the Company's subordinated debentures.

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of the beginning of the prior fiscal year and reported the cumulative effect of the change in accounting principle as a credit to earnings of $.2 million in the Consolidated Statement of Operations for the quarter ended April 30, 1994.

Liquidity and Capital Resources
-------------------------------

     As of October 31, 1995, working capital amounted to a deficit of $9.8 million as compared to a deficit of $10.7 million as of January 31, 1995.
The improvement in working capital was primarily due to funds from operations during the nine month period, partially offset by $18.1 million of capital expenditures, including property acquisitions, and the reduction of $9.4 million in long-term indebtedness.

     As of October 27, 1995, the Company refinanced through November 1, 2000 a mortgage loan in the amount of $18,320,000 which was originally payable through January 1, 1998. The Company expects that the refinancing will result in interest savings of approximately $278,000 over the next twelve months.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $14.0 million during the nine months ended October 31, 1995, and its short-term unsecured lines of credit. As of October 31, 1995, lines of credit amounted to $60.0 million, of which $8.4 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by cash generated from operations, cash balances and short-term investments which amounted to $31.3 million at October 31, 1995, and its available credit lines.

                         PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Designation of Exhibit
        in this Quarterly Report
        on Form 10-Q                      Description of Exhibit
        ------------                      ----------------------
            27                            Financial Data Schedule

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GETTY PETROLEUM CORP.
                            ---------------------
                                (Registrant)



Dated:  December 11, 1995               BY: _________________________________
                                              (Signature)
                                            MICHAEL K. HANTMAN
                                            Vice President and
                                            Corporate Controller
                                            (Chief Accounting Officer)


Dated:  December 11, 1995               BY: _________________________________
                                              (Signature)
                                            JOHN J. FITTERON
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)


Dated:  December 11, 1995               BY: ________________________________
                                              (Signature)
                                            LEO LIEBOWITZ
                                            President (Chief Executive
                                            Officer)