Form 10-K
period 1996-01-31
GETTY PETROLEUM CORP
filed 1996-04-29
CIK 79849

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1996
                          ----------------

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-8059
                                              ------

                           GETTY PETROLEUM CORP.
                           ---------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                       11-2232705
- - -------------------------------                       ---------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                         identification no.)

125 Jericho Turnpike, Jericho, New York                      11753
- - ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  516-338-6000
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange on
Title of each class                                which registered
- - ----------------------------                       ------------------------
Common stock, $.10 par value                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                   None
                                  ------
                             (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates (6,853,066 shares) of the Company was $96,799,557 as of April 22, 1996.

The registrant had outstanding 12,675,709 shares of common stock as of April 22, 1996.


                    DOCUMENTS INCORPORATED BY REFERENCE
               Document                                   Part of Form 10-K
               --------                                   -----------------
Annual Report to Stockholders for the fiscal year
 ended January 31, 1996 (the "Annual Report")
 (pages 13 through 28)                                              II

Definitive Proxy Statement for the 1996 Annual Meeting of
 Stockholders (the "Proxy Statement") which will be filed
 by the registrant on or prior to 120 days following the
 end of the registrant's fiscal year ended January 31, 1996
 pursuant to Regulation 14A.                                        III

===========================================================================

                                  PART I
Item 1.  Business

General
- - -------

Getty Petroleum Corp. (hereinafter, together with its subsidiaries, called the "Registrant", "Getty" or the "Company") is one of the nation's largest independent marketers of petroleum products. The Company serves retail and wholesale customers through a distribution and marketing network of 1,625 Getty [registered trademark] and other branded retail outlets (also referred to as service stations) located in 13 Northeastern and Middle Atlantic states, of which 522 have convenience food stores. The Company stores and distributes petroleum products from 22 distribution terminals and bulk plants. The Company purchases gasoline, fuel oil and related petroleum products from a number of Northeast suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region. Through its truck transportation fleet of 153 vehicles and its distribution network, the Company markets and distributes such products throughout its 13 state marketing region. Of the 1,625 retail outlets supplied by the Company at January 31, 1996, approximately 70% are owned by the Company in fee or held under long-term leases. The remaining retail outlets purchase petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from the Company.
The Company also sells on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload, barge and pipeline quantities and sells fuel oil, kerosene and propane to residential, commercial and governmental customers in Maryland, Pennsylvania and upstate New York.

The Company and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, President and Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a director and former Executive Vice President of the Company, founded the business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six additional states. Since 1985, the Company's operations have continued to expand to its current marketing region in 13 Northeastern and Middle Atlantic states.

During the period from 1985 to 1991, the Company continued to expand by acquiring numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. The Company also has a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. Over the years, this process has resulted in the divestment of non-strategic and uneconomic retail outlets.

In fiscal 1995, the Company internally restructured its organization and operations. The objective of the reorganization was to separate the Company's three principal businesses, motor fuel marketing, real estate and heating oil and to reduce overhead and operating expenses. On March 13, 1996, the Company announced that, subject to approval from the Internal Revenue Service, it intends to spin-off its petroleum marketing business to its shareholders on a tax-free basis. For additional information regarding the proposed spin-off, see Note 12 to the accompanying consolidated financial statements.

Operating Strategy
- - ------------------

The Company's operating strategy is to market motor fuels through service stations which are operated by independent Getty licensed dealers who lease or sublease the Company's service stations. Such dealers either buy their petroleum products from the Company or from licensed Getty distributors who purchase Getty products from the Company, or sell the Company's petroleum products and receive a commission. The Company views each of its retail outlets as a "profit center" and believes that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators has provided the Company with a steady and increasing source of rental income and has enabled the Company to reduce its direct operating costs.

The Company directly operated four retail outlets at January 31, 1996 utilizing salaried employees. While the Company seeks to lease or sublease retail outlets to independent operators, it historically retains a certain number of such company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts.

Certain of the owned and leased outlets have convenience food stores, automotive repair centers and car washes. Getty receives higher rentals from such properties as a result of such additional uses.

Distribution and Real Estate
- - ----------------------------

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

As of January 31, 1996, the Company has 1,625 Getty and other branded retail outlets as follows:

(i) 4 company operated retail outlets which are operated by salaried employees;

(ii) 284 lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and purchase their petroleum products from the Company);

(iii) 624 commission lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and receive a commission for sale of Company owned petroleum products);

(iv) 108 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 135 contract dealer retail outlets (dealers who purchase their petroleum products from the Company but do not lease or sublease retail outlets from the Company); and

(vi) 47 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 470 retail outlets.

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

In addition, as of January 31, 1996, the Company has 112 properties, most of which are leased for non-petroleum use. The Company also has 37 properties being held for disposition.

Getty distributes its petroleum products from 22 distribution terminals and bulk plants which are Company controlled either through fee ownership or long-term leases and utilizes additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by the Company's truck transportation fleet, whose drivers are compensated in part on an incentive-based system.

Certain of the Company's properties mentioned above have 132 tenants who do not sell petroleum products.

The Company sells home heating oil, propane (LPG) and related services directly to approximately 43,000 retail and commercial customers. In addition, the Company is a wholesale supplier of #2 heating oil (also known as home heating oil) in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by the Company to retail outlets and consumers.

Product Supply
- - --------------

The Company has entered into agreements with a number of Northeast suppliers, replacing the previous supply agreement with Phibro Energy USA, Inc. which was phased out through August 31, 1995. The benefits of the new supply agreements include improved logistics and greater flexibility, which has became increasingly important with the introduction of reformulated gasolines. The Company has no crude oil reserves or refining capacity. Substantially all of the Company's supply contracts are for a term of one year or less.

Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. No assurance can be given that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available at all in times of shortage. Furthermore, a large, rapid increase in petroleum prices could adversely affect the Company's revenues and profitability if the Company's sales prices could not be increased or automobile consumption of gasoline were to significantly decline as a result of such price increases. Management believes, however, that the Company will continue to have the ability to acquire petroleum products on competitive terms for the foreseeable future due in part to the large volume of its purchases.

Marketing
- - ---------

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

The Company has a cobranded Getty MasterCard, accepts Visa, MasterCard, Discover, Diners Club and American Express credit cards, and has introduced "NYCE" and "MAC" debit cards at a majority of Getty outlets. In addition, the Company has a Getty fleet fueling card and accepts the Wright Express fleet fueling card, both of which have tracking programs which provide cost control data to fleet customers.

Competition
- - -----------

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

Regulation
- - ----------

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Compliance with those laws and regulations has not had and is not expected to have a material effect on the competitive position of the Company.

The Company is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law. However, pursuant to the Company's agreements with certain of its Getty dealers and distributors, the Company has voluntarily extended to them the protection of PMPA. Under PMPA, the Company complies with certain notice requirements and extends nondiscriminatory contracts to its Getty licensed dealers and distributors, whose franchises can be terminated or not renewed if certain PMPA-imposed prerequisites are met. Although a licensed dealer or distributor is not required to renew his or her franchise, because the Company has agreed to comply with PMPA, the Company is required (unless there are grounds for non-renewal or termination) to renew the franchises of many of its licensed dealers and distributors who elect to renew. In addition, if the Company elects to sell any of those service stations subject to PMPA, the Company shall, in accordance with PMPA, offer the franchisee the right to purchase any of such service stations operated by such franchisee at the price and upon terms at which the Company elects to sell.

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

The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position. See "Item 3. Legal Proceedings".

Personnel
- - ---------

As of January 31, 1996, the Company had 684 employees, of which 119 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Item 2.  Properties

The properties owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1996 are as follows:

                                      January 31,
                    ---------------------------------------------
                     1996      1995      1994      1993      1992
                     ----      ----      ----      ----      ----

Owned                 439       444       457       465       463

Leased                734       752       772       791       825
                     ----      ----      ----      ----      ----

Total               1,173     1,196     1,229     1,256     1,288
                    =====     =====     =====     =====     =====

The Company has a continuous upgrading program to enhance the physical appearance of the Company's retail outlets.

As of January 31, 1996, the Company also owned in fee 11 distribution terminals and bulk plants and leased 11 distribution terminals and bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island, Pennsylvania, Connecticut and Maryland. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 62 million gallons. The terminals located in East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. Some of the Company's terminals have excess capacity and land that could be developed or adapted to handle products, such as residual fuel, jet fuel and lube blending, which the Company does not presently market.

As of January 31, 1996, the Company leases 291 service stations and 5 distribution terminals on a long-term basis from Power Test Realty Company Limited Partnership (the "Partnership"). The sole limited partner of the Partnership is Power Test Investors Limited Partnership ("PTILP"), which was created in 1985 pursuant to a rights offering to all of the Company's then existing stockholders. The general partner of the Partnership and PTILP is CLS General Partnership Corp. ("CLS"), which manages the Partnership and PTILP. CLS is wholly owned by Messrs. Leo Liebowitz, Milton Safenowitz and Milton Cooper, the principal stockholders of the Company, who as of January 31, 1996, collectively owned 48% of PTILP. The Company does not have any ownership interest in the Partnership or CLS, and does not have any ownership interest or option to purchase the Partnership's property, except for properties that the Company has determined have become uneconomical or unsuitable for the Company's use. In the event the Company makes such a determination, it must either (i) purchase the property from the Partnership for a sum equal to the greater of (x) the product of the annual rent then in effect multiplied by eleven or (y) 110% of the appraised fair market value of the property considered as encumbered by the lease or (ii) direct the Partnership to sell such property to a third party at a price negotiated by the Company, in which case the Company receives from the Partnership the amount, if any, by which the negotiated price exceeds the price determined by the above formula or pays any deficiency to the Partnership. Each of the leases of the service stations and the distribution terminals with the Partnership has an initial term of 15 years, expiring on January 31, 2000. The Company has the option to extend these leases for up to five consecutive terms of ten years each. During the fiscal years ended January 31, 1996, 1995 and 1994, the Company received from the Partnership $648,000, $624,000 and $600,000, respectively, for administrative and other services rendered to the Partnership and paid rent to the Partnership during such fiscal years of $10,553,000, $10,925,000 and $10,981,000, respectively. In addition, during the fiscal years ended January 31, 1996, 1995 and 1994, the Company paid an additional sum of $4,938,000, $1,039,000 and $92,000 respectively, for properties purchased.

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

The State of New York has brought separate actions against the Company for alleged underground discharges of petroleum products at certain of its service stations. The actions were filed in 1983 and 1986 in New York State Supreme Court in Albany County. In each case, the State was seeking reimbursement for cleanup costs, interest and penalties for the alleged discharges. Most of any possible compensatory damages relating to cleanup activities and any reimbursement to the State arising out of these two cases are covered by liability insurance. In the last quarter of fiscal 1996, the 1983 case was settled and the insurance carrier paid 100% of the cost of settlement.

In 1990, the State of New York brought an action in the New York State Supreme Court in Albany County seeking reimbursement for cleanup costs against the Company and two other petroleum companies arising from an alleged 1984 spill of gasoline. In addition to cleanup costs of $240,000, the State is seeking penalties of $500,000 and interest. The State has agreed to dismiss the Company from the lawsuit but one of the two other petroleum companies which is a party to the action has withheld consent.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against the Company seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station.
The State is also seeking penalties of $200,000 and interest.

In 1992, the State of New York asserted a claim for reimbursement of cleanup costs against the Company and another petroleum company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984. In the last quarter of fiscal 1996, a summons with notice was filed in Albany County against the Company and the other petroleum company seeking cleanup costs of $209,000 and unspecified statutory penalties.

In 1993, the State of New York asserted a claim against the Company for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York Supreme Court in Albany County to recover $504,000 for cleanup costs and $250,000 in statutory penalties.

The U. S. Environmental Protection Agency ("EPA") advised the Company in 1992 that it would seek administrative penalties for the Company's failure to cease discharging into, and to close, service station bay drains at certain retail outlets. The EPA was in 1992 seeking penalties of approximately $625,000. In 1994, the Company complied with a document request of the EPA and the Company has received no further communications from the EPA.

In 1994, a subsidiary of the Company was served with an Amended Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the Site.
In 1995, another subsidiary of the Company was brought into the same action pertaining to convenience store refuse. The Company believes that its participation in the cost of cleanup at the Site will be determined to be insignificant or de minimis in nature and that its ultimate liability will be less than $25,000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1996.


Executive Officers of Registrant
- - --------------------------------

The following table lists the executive officers of the Company, their respective ages, the offices and positions held with the Company as of April 15, 1996 and the year in which each was elected an officer.

     Name            Age          Position                     Officer Since
     ----            ---          --------                    -------------
Leo Liebowitz        68   President and Chief Executive
                           Officer                                 1971
John J. Fitteron     54   Senior Vice President, Treasurer
                           and Chief Financial Officer             1986
Alvin A. Smith       58   Senior Vice President and
                           Chief Operating Officer                 1985
James R. Craig       44   Vice President - Marketing               1987
Michael K. Hantman   44   Vice President and
                           Corporate Controller                    1988
Samuel M. Jones      59   Vice President, Corporate Secretary
                           and General Counsel                     1986

Mr. Liebowitz has been President and Chief Executive Officer and a director of the Company since 1971. He has also served as the President and a director of CLS General Partnership Corp. since 1985. He is also a director of the Regional Banking Advisory Board of Chase Manhattan Corp.

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

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 16 of the Annual Report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the heading "Election of Directors" on pages 2 and 3 of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider
Participation" on pages 4 through 8 of the Proxy Statement.

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

           4.   Reports on Form 8-K

                Registrant filed a Current Report on Form 8-K on March 13, 1996 reporting under Item 5, Other Events, a potential transaction involving a spin-off of its petroleum marketing operations to its stockholders.

                             GETTY PETROLEUM CORP.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                 COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                               Items 14(a) 1 & 2

                                                              Reference
                                                      -------------------------
                                                      Form 10-K     1996 Annual
                                                       (pages)    Report (pages)
                                                      ---------   --------------

Data incorporated by reference from attached
 1996 Annual Report to Stockholders of Getty
 Petroleum Corp.:
  Report of Independent Accountants                                     28

  Consolidated Statements of Operations for the
    years ended January 31, 1996, 1995 and 1994                         17

  Consolidated Balance Sheets as of January 31,
   1996 and 1995                                                        18

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1996, 1995 and 1994                          19

  Notes to Consolidated Financial Statements                          20 - 28

Report of Independent Accountants -
 Supplemental Schedule                                   16

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 1996,
 1995 and 1994                                           17

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1996 Annual Report to Stockholders are hereby incorporated by reference.
With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not deemed filed as part of this report.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Petroleum Corp.:

Our report on the consolidated financial statements of Getty Petroleum Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 28 of the 1996 Annual Report to Stockholders of Getty Petroleum Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
New York, New York
March 14, 1996.

                   GETTY PETROLEUM CORP. and SUBSIDIARIES
        SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
             for the years ended January 31, 1996, 1995 and 1994
                               (in thousands)


                       Balance at                                 Balance at
                       beginning                                    end of
                       of period       Additions     Deductions     period
                       ----------      ---------     ----------   ----------

1996:
 Allowance for
  doubtful accounts*    $1,509           $561           $661         $1,409
                        ======           ====           ====         ======

1995:
 Allowance for
  doubtful accounts*    $1,534           $385           $410         $1,509
                        ======           ====           ====         ======

1994:
 Allowance for
  doubtful accounts*    $1,610           $566           $642         $1,534
                        ======           ====           ====         ======



*Relates to accounts receivable.


                            EXHIBIT INDEX

                        GETTY PETROLEUM CORP.

                      Annual Report on Form 10-K
              for the fiscal year ended January 31, 1996

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   3.1       Certificate of             Filed as Exhibit 3.1 to
             Incorporation.             registrant's Registration
                                        Statement on Form S-1 filed
                                        on June 23, 1971
                                        (Registration No. 2-40881)
                                        and incorporated herein by
                                        reference.

   3.2       Certificate of             Filed as Exhibit B to
             Amendment of               registrant's Annual Report
             Certificate of             on Form 10-K for the fiscal
             Incorporation, filed       year ended January 31, 1978
             July 22, 1977.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.3       Certificate of             Filed as Exhibit 6.3 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             September 23, 1980.        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.4       Certificate of             Filed as Exhibit 6.4 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             June 24, 1985.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.5       Certificate of             Filed as Exhibit 6.5 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             July 11, 1985.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   3.6       Certificate of             Filed as Exhibit A to
             Amendment of               registrant's definitive
             Certificate of             proxy statement, dated May
             Incorporation.             8, 1987, with respect to
                                        its Annual Meeting of
                                        Stockholders held June 18,
                                        1987 and incorporated
                                        herein by reference.
   3.7       By-Laws.
                                        Filed as Exhibit 3.2 to
                                        registrant's Registration
                                        Statement on Form S-1 filed
                                        on June 23, 1971
                                        (Registration No. 2-40881)
                                        and incorporated herein by
                                        reference.

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

   4.1       Indenture dated as of      Filed as Exhibit 4.1 to
             August 1, 1985 between     registrant's Annual Report
             registrant and             on Form 10-K for the fiscal
             BankAmerica Trust          year ended January 31, 1986
             Company of New York,       (File No. 1-8059) and
             as Trustee, relating       incorporated herein by
             to the 14%                 reference.
             Subordinated
             Debentures due August
             1, 2000, including
             form of Debenture.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   4.7       $35,000,000 reducing       Filed as Exhibit 4.7 to
             revolving Loan             registrant's Quarterly
             Agreement between          Report on Form 10-Q for the
             Leemilt's Petroleum,       quarter ended October 31,
             Inc. and Bank of New       1987 (File No. 1-8059) and
             England, N.A. dated as     incorporated herein by
             of December 7, 1987        reference.
             and related Guaranty
             Agreement, dated as of
             December 7, 1987, by
             and between Getty
             Petroleum Corp. and
             Bank of New England,
             N.A.

   4.8       Amended and Restated       P
             Loan Agreement between
             Leemilt's Petroleum,
             Inc. and Fleet Bank of
             Massachusetts, N.A.,
             as successor to Bank
             of New England, N.A.,
             dated as of October
             27, 1995.

   10.2(a)   Retirement and Profit      Filed as Exhibit 10.2(a) to
             Sharing Plan (amended      registrant's Annual Report
             and restated as of         on Form 10-K for the fiscal
             September 11, 1986).       year ended January 31, 1987
                                        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   10.3      Asset Purchase             Filed as Exhibit 2(a) to
             Agreement between          registrant's Current Report
             Power Test Corp. (now      on Form 8-K, filed February
             known as Getty             19, 1985 (File No. 1-8059)
             Petroleum Corp.) and       and incorporated herein by
             Texaco Inc., Getty Oil     reference.
             Company, and Getty
             Refining and Marketing
             Company, dated
             December 21, 1984.

   10.4      Trademark License          Filed as Exhibit 2(b) to
             Agreement between          registrant's Current Report
             Texaco Inc., Getty Oil     on Form 8-K, filed February
             Company, Texaco            19, 1985 (File No. 1-8059)
             Refining and Marketing     and incorporated herein by
             Inc., and Power Test       reference.
             Corp. (now known as
             Getty Petroleum
             Corp.), dated
             February 1, 1985.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   10.7      Form of Real Property      Filed as Exhibit 2(e) to
             Leases between Power       registrant's Current Report
             Test Realty Company        on Form 8-K, filed February
             Limited Partnership,       19, 1985 (File No. 1-8059)
             as Lessor, and Power       and incorporated herein by
             Test Corp. (now known      reference.
             as Getty Petroleum
             Corp.) (either
             directly or indirectly
             through a wholly-owned
             subsidiary), as
             Lessee, each dated
             February 1, 1985.

   10.16     Registrant's 1985          Filed as Exhibit A to
             Stock Option Plan.         registrant's definitive
                                        proxy statement, dated May
                                        31, 1985, with respect to
                                        its Annual Meeting of
                                        Stockholders held June 20,
                                        1985 and incorporated
                                        herein by reference.

   10.17     Hazardous Waste and        Filed as Exhibit 10.17 to
             PMPA Indemnification       registrant's Annual Report
             Agreement dated as of      on Form 10-K for the fiscal
             December 10, 1986          year ended January 31, 1987
             among Getty Petroleum      (File No. 1-8059) and
             Corp., Power Test          incorporated herein by
             Realty Company Limited     reference.
             Partnership and Bank
             of New England, N.A.

   10.18     Guaranty Agreement         Filed as Exhibit 10.18 to
             dated as of December       registrant's Annual Report
             1, 1986 of Getty           on Form 10-K for the fiscal
             Petroleum Corp.            year ended January 31, 1987
             regarding distribution     (File No. 1-8059) and
             terminal leases            incorporated herein by
             between Power Test         reference.
             Realty Company Limited
             Partnership and Getty
             Terminals Corp.

   10.19     Form of                    Filed as Exhibit C to
             Indemnification            registrant's definitive
             Agreement between          proxy statement, dated May
             Getty Petroleum Corp.      8, 1987, with respect to
             and directors.             its Annual Meeting of
                                        Stockholders held June 18,
                                        1987 and incorporated
                                        herein by reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   10.20     Registrant's 1988          Filed as Exhibit A to
             Stock Option Plan.         registrant's definitive
                                        proxy statement, dated
                                        April 29, 1988, with
                                        respect to its Annual
                                        Meeting of Stockholders
                                        held June 16, 1988 and
                                        incorporated herein by
                                        reference.

   10.21     Milton Safenowitz          Filed as Exhibit 10.21 to
             Employment Agreement       registrant's Annual Report
             dated February 1,          on Form 10-K for the fiscal
             1990.                      year ended January 31, 1990
                                        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   10.22     Supplemental               Filed as Exhibit 10.22 to
             Retirement Plan for        registrant's Annual Report
             Executives of Getty        on Form 10-K for the fiscal
             Petroleum Corp. and        year ended January 31, 1990
             Participating              (File No. 1-8059) and
             Subsidiaries.              incorporated herein by
                                        reference.

   10.23     Form of Agreement          Filed as Exhibit 10.23 to
             dated as of December       registrant's Annual Report
             9, 1994 between the        on Form 10-K for the fiscal
             Company and its non-       year ended January 31, 1995
             director officers and      (File No. 1-8059) and
             certain key employees      incorporated herein by
             regarding compensation     reference.
             upon change in Company
             control.



   10.24     Amendment to Milton        Filed as Exhibit 10.24 to
             Safenowitz Employment      registrant's Annual Report
             Agreement dated            on Form 10-K for the fiscal
             February 1, 1990 (see      year ended January 31, 1991
             Exhibit 10.21).            (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   10.25     Registrant's Amended       Filed as Exhibit 4.10 to
             and Restated 1991          registrant's Registration
             Stock Option Plan.         Statement on Form S-8 filed
                                        on June 18, 1993
                                        (Registration No. 33-64746)
                                        and incorporated herein by
                                        reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   10.26     Petroleum Products         Filed as Exhibit 10.26 to
             Supply Agreement dated     registrant's Quarterly
             as of July 1, 1992 by      Report on Form 10-Q for the
             and between Phibro         quarter ended July 31, 1992
             Energy USA, Inc. and       (File No. 1-8059) and
             Getty Petroleum Corp.,     incorporated herein by
             Getty Terminals Corp.,     reference.
             and Aero Oil Company.

   10.27     Form of Agreement          31
             dated as of March 7,
             1996 amending
             Agreement dated as of
             December 9, 1994
             between the Company
             and its non-director
             officers and certain
             key employees
             regarding compensation
             upon change in Company
             control (See Exhibit
             10.23).

   13        Annual Report to           35
             Stockholders for the
             fiscal year ended
             January 31, 1996.

   22        Subsidiaries of the        32
             registrant.

   24        Consent of Independent     33
             Accountants.

   27        Financial Data             34
             Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Getty Petroleum Corp.
                           -----------------------
                                (Registrant)


By /s/ John J. Fitteron                      By /s/ Michael K. Hantman
   -------------------------------              ---------------------------
   John J. Fitteron,                            Michael K. Hantman,
    Senior Vice President,                       Vice President and
    Treasurer and Chief Financial                Corporate Controller
    Officer (Principal Financial                 (Chief Accounting Officer)
    Officer)                                     April 29, 1996
    April 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                         By /s/ Milton Cooper
   ------------------------------               --------------------------
   Leo Liebowitz, President,                    Milton Cooper,
    Chief Executive Officer                      Director
    and Director                                 April 29, 1996
    April 29, 1996


By /s/ Herbert Lotman                        By /s/ Milton Safenowitz
   -----------------------------                ---------------------------
   Herbert Lotman,                              Milton Safenowitz,
    Director                                     Director
    April 29, 1996                               April 29, 1996



By /s/ Warren G. Winbrub
   ----------------------------
   Warren G. Wintrub,
    Director
    April 29, 1996

                            EXHIBIT INDEX

                        GETTY PETROLEUM CORP.

                      Annual Report on Form 10-K
              for the fiscal year ended January 31, 1996


   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   3.1       Certificate of             Filed as Exhibit 3.1 to
             Incorporation.             registrant's Registration
                                        Statement on Form S-1 filed
                                        on June 23, 1971
                                        (Registration No. 2-40881)
                                        and incorporated herein by
                                        reference.

   3.2       Certificate of             Filed as Exhibit B to
             Amendment of               registrant's Annual Report
             Certificate of             on Form 10-K for the fiscal
             Incorporation, filed       year ended January 31, 1978
             July 22, 1977.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.3       Certificate of             Filed as Exhibit 6.3 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             September 23, 1980.        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.4       Certificate of             Filed as Exhibit 6.4 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             June 24, 1985.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   3.5       Certificate of             Filed as Exhibit 6.5 to
             Amendment of               Registration Statement on
             Certificate of             Form 8-A filed by the
             Incorporation, filed       Company on July 19, 1985
             July 11, 1985.             (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   3.6       Certificate of             Filed as Exhibit A to
             Amendment of               registrant's definitive
             Certificate of             proxy statement, dated May
             Incorporation.             8, 1987, with respect to
                                        its Annual Meeting of
                                        Stockholders held June 18,
                                        1987 and incorporated
                                        herein by reference.

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

   4.1       Indenture dated as of      Filed as Exhibit 4.1 to
             August 1, 1985 between     registrant's Annual Report
             registrant and             on Form 10-K for the fiscal
             BankAmerica Trust          year ended January 31, 1986
             Company of New York,       (File No. 1-8059) and
             as Trustee, relating       incorporated herein by
             to the 14%                 reference.
             Subordinated
             Debentures due August
             1, 2000, including
             form of Debenture.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   4.7       $35,000,000 reducing       Filed as Exhibit 4.7 to
             revolving Loan             registrant's Quarterly
             Agreement between          Report on Form 10-Q for the
             Leemilt's Petroleum,       quarter ended October 31,
             Inc. and Bank of New       1987 (File No. 1-8059) and
             England, N.A. dated as     incorporated herein by
             of December 7, 1987        reference.
             and related Guaranty
             Agreement, dated as of
             December 7, 1987, by
             and between Getty
             Petroleum Corp. and
             Bank of New England,
             N.A.

   4.8       Amended and Restated       P
             Loan Agreement between
             Leemilt's Petroleum,
             Inc. and Fleet Bank of
             Massachusetts, N.A.,
             as successor to Bank
             of New England, N.A.,
             dated as of October
             27, 1995.

   10.2(a)   Retirement and Profit      Filed as Exhibit 10.2(a) to
             Sharing Plan (amended      registrant's Annual Report
             and restated as of         on Form 10-K for the fiscal
             September 11, 1986).       year ended January 31, 1987
                                        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   10.3      Asset Purchase             Filed as Exhibit 2(a) to
             Agreement between          registrant's Current Report
             Power Test Corp. (now      on Form 8-K, filed February
             known as Getty             19, 1985 (File No. 1-8059)
             Petroleum Corp.) and       and incorporated herein by
             Texaco Inc., Getty Oil     reference.
             Company, and Getty
             Refining and Marketing
             Company, dated
             December 21, 1984.

   10.4      Trademark License          Filed as Exhibit 2(b) to
             Agreement between          registrant's Current Report
             Texaco Inc., Getty Oil     on Form 8-K, filed February
             Company, Texaco            19, 1985 (File No. 1-8059)
             Refining and Marketing     and incorporated herein by
             Inc., and Power Test       reference.
             Corp. (now known as
             Getty Petroleum
             Corp.), dated February
             1, 1985.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

             Form of Real Property      Filed as Exhibit 2(e) to
   10.7      Leases between Power       registrant's Current Report
             Test Realty Company        on Form 8-K, filed February
             Limited Partnership,       19, 1985 (File No. 1-8059)
             as Lessor, and Power       and incorporated herein by
             Test Corp. (now known      reference.
             as Getty Petroleum
             Corp.) (either
             directly or indirectly
             through a wholly-owned
             subsidiary), as
             Lessee, each dated
             February 1, 1985.

   10.16     Registrant's 1985          Filed as Exhibit A to
             Stock Option Plan.         registrant's definitive
                                        proxy statement, dated May
                                        31, 1985, with respect to
                                        its Annual Meeting of
                                        Stockholders held June 20,
                                        1985 and incorporated
                                        herein by reference.

   10.17     Hazardous Waste and        Filed as Exhibit 10.17 to
             PMPA Indemnification       registrant's Annual Report
             Agreement dated as of      on Form 10-K for the fiscal
             December 10, 1986          year ended January 31, 1987
             among Getty Petroleum      (File No. 1-8059) and
             Corp., Power Test          incorporated herein by
             Realty Company Limited     reference.
             Partnership and Bank
             of New England, N.A.

   10.18     Guaranty Agreement         Filed as Exhibit 10.18 to
             dated as of December       registrant's Annual Report
             1, 1986 of Getty           on Form 10-K for the fiscal
             Petroleum Corp.            year ended January 31, 1987
             regarding distribution     (File No. 1-8059) and
             terminal leases            incorporated herein by
             between Power Test         reference.
             Realty Company Limited
             Partnership and Getty
             Terminals Corp.

   10.19     Form of                    Filed as Exhibit C to
             Indemnification            registrant's definitive
             Agreement between          proxy statement, dated May
             Getty Petroleum Corp.      8, 1987, with respect to
             and directors.             its Annual Meeting of
                                        Stockholders held June 18,
                                        1987 and incorporated
                                        herein by reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   10.20     Registrant's 1988          Registrant's 1988 Stock
             Stock Option Plan.         Option Plan.Filed as
                                        Exhibit A to registrant's
                                        definitive proxy statement,
                                        dated April 29, 1988, with
                                        respect to its Annual
                                        Meeting of Stockholders
                                        held June 16,   1988 and
                                        incorporated herein by
                                        reference.

   10.21     Milton Safenowitz          Filed as Exhibit 10.21 to
             Employment Agreement       registrant's Annual Report
             dated February 1,          on Form 10-K for the fiscal
             1990.                      year ended January 31, 1990
                                        (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   10.22     Supplemental               Filed as Exhibit 10.22 to
             Retirement Plan for        registrant's Annual Report
             Executives of Getty        on Form 10-K for the fiscal
             Petroleum Corp. and        year ended January 31, 1990
             Participating              (File No. 1-8059) and
             Subsidiaries.              incorporated herein by
                                        reference.

   10.23     Form of Agreement          Filed as Exhibit 10.23 to
             dated as of December       registrant's
             9, 1994 between the        Annual Report on Form 10-K
             Company and its non-       for the
             director officers and      fiscal year ended January
             certain key employees      31, 1995 (File
             regarding compensation     No. 1-8059) and
             upon change in Company     incorporated herein by
             control.                   reference.


   10.24     Amendment to Milton        Filed as Exhibit 10.24 to
             Safenowitz Employment      registrant's Annual Report
             Agreement dated            on Form 10-K for the fiscal
             February 1, 1990 (see      year ended January 31, 1991
             Exhibit 10.21).            (File No. 1-8059) and
                                        incorporated herein by
                                        reference.

   Exhibit
   No.          Description             Begins on Sequential Page No.
   -------   -----------------------    -----------------------------------

   10.25     Registrant's Amended       Filed as Exhibit 4.10 to
             and Restated 1991          registrant's Registration
             Stock Option Plan.         Statement on Form S-8 filed
                                        on June 18, 1993
                                        (Registration No. 33-64746)
                                        and incorporated herein by
                                        reference.

   10.26     Petroleum Products         Filed as Exhibit 10.26 to
             Supply Agreement dated     registrant's Quarterly
             as of July 1, 1992 by      Report on Form 10-Q for the
             and between Phibro         quarter ended July 31, 1992
             Energy USA, Inc. and       (File No. 1-8059) and
             Getty Petroleum Corp.,     incorporated herein by
             Getty Terminals Corp.,     reference.
             and Aero Oil Company.

   10.27     Form of Agreement          31
             dated as of March 7,
             1996 amending
             Agreement dated as of
             December 9, 1994
             between the Company
             and its non-director
             officers and certain
             key employees
             regarding compensation
             upon change in Company
             control (See Exhibit
             10.23).

   13        Annual Report to           35
             Stockholders for the
             fiscal year ended
             January 31, 1996.

   22        Subsidiaries of the        32
             registrant.

   24        Consent of Independent     33
             Accountants.

   27        Financial Data             34
             Schedule.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Getty Petroleum Corp. and Subsidiaries

Results of Operations

Net sales for the year ended January 31, 1996 were $786.3 million as compared with $749.4 million in the preceding year. The increase in net sales was principally due to a 9.5% increase in average selling prices and a 2% or 15.1 million gallon increase in retail gallonage sold through 6.1% fewer outlets, partially offset by an 18.6% or 59.5 million gallon decrease in wholesale gallonage sold, primarily bulk sales. The average gasoline volume per retail outlet increased by 9%. Gross profit was $38.9 million in fiscal 1996 compared to $36 million in the prior fiscal year. The increase in gross profit was principally due to higher product margins, partially offset by higher environmental expenditures of $2.6 million.

Fiscal 1995 sales amounted to $749.4 million as compared with $772.6 million in fiscal 1994. The decrease in net sales was principally due to a
 .5% decrease in average selling prices and a 12.5% or 40.9 million gallon decrease in wholesale gallonage sold, partially offset by a 2.3% or 16.5 million gallon increase in retail gallonage sold through 7.8% fewer outlets. Gross profit was $36 million in fiscal 1995, a decrease of $9.7 million from fiscal 1994. The decrease in gross profit was principally due to lower retail gross margins.

The Company's earnings depend largely on retail marketing margins. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased by the Company as well as the price of petroleum products sold have fluctuated widely in the past. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels. The Company believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.

Rental income of $34.3 million in fiscal 1996 increased 6.7% over fiscal 1995 rental income of $32.1 million, which increased 7% over the $30 million realized in fiscal 1994. The increase in both periods was due to escalations provided under existing lease agreements, lease renewals and for improvements to the facilities.

Other income, net was $6.3 million in fiscal 1996 as compared to $3.6 million in the preceding year which included a pre-tax charge of $2.7 million for severance and other costs associated with restructuring the Company's organization and its operations in October 1994. The current year included increased gains on dispositions of assets of $.6 million and higher investment income of $.6 million, whereas the prior year included $1 million of income from a claim settlement.

Other income, net of $3.6 million in fiscal 1995 decreased $.3 million from fiscal 1994. Fiscal 1995 included pre-tax charges of $2.7 million as a result of the October 1994 restructuring which were partially offset by $1 million of income recognized by the Company from a claim settlement, $.6 million of additional investment income and $.5 million of additional gains on dispositions of assets.

Selling, general and administrative expenses in fiscal 1996 amounted to $25.6 million, a decrease of $1.7 million from the prior year. The decrease was principally due to lower expenses as a result of the October 1994 restructuring.

Selling, general and administrative expenses in fiscal 1995 amounted to $27.3 million, a decrease of $1.5 million from fiscal 1994. The decrease principally occurred in the fourth quarter of fiscal 1995 as a result of the October 1994 restructuring.

Interest expense in fiscal 1996 amounted to $9.3 million, a decrease of $2.1 million from the prior year. The decrease was principally due to reduced capitalized lease obligations and debt, including the redemption of the 14% subordinated debentures in fiscal 1995.

Interest expense in fiscal 1995 amounted to $11.4 million, a decrease of $3.2 million from fiscal 1994. The decrease was principally due to reduced debt outstanding during fiscal 1995, principally related to the redemption in May 1994 of the subordinated debentures.

Depreciation and amortization in fiscal 1996 amounted to $23.2 million, an increase of $1.4 million over the prior year. The current fiscal year included $.5 million of additional depreciation relating to operating properties as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Depreciation and amortization was $21.8 million in fiscal 1995, which was comparable to the amount in fiscal 1994. An increase in depreciation of $1.2 million in fiscal 1995 from additions to property, plant and equipment was offset by a decrease of like amount in amortization of deferred charges.

Extraordinary Item and Accounting Changes

In fiscal 1995, the Company recorded an extraordinary charge of $.8 million after taxes resulting from the early retirement of the Company's 14% subordinated debentures. The extraordinary charge consisted of the write-off of deferred finance costs associated with the debentures and an early redemption premium paid to holders of the retired debentures.

In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and, in addition to the $.5 million charge to depreciation expense for operating properties, has separately reported the cumulative effect of the change in accounting principle as a charge to earnings of $.8 million in the consolidated statement of operations for properties held for disposal. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of the beginning of fiscal 1995 and has reported the cumulative effect of this change in accounting principle as a credit to earnings of $.2 million in the fiscal 1995 consolidated statement of operations. During the first quarter of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and has reported the cumulative effect of this change in accounting principle as a credit to earnings of $.9 million in the fiscal 1994 consolidated statement of operations.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. The Statement, which becomes effective in fiscal 1997, defines a fair value based method of accounting for employee stock options and allows companies to continue to measure compensation cost for such options by using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company plans to continue accounting for its stock-based employee compensation plans under APB No. 25 and effective with the January 31, 1997 consolidated financial statements will present, in the footnotes, pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

Liquidity and Capital Resources

As of January 31, 1996, working capital amounted to a deficit of $9.6 million as compared to a deficit of $10.7 million as of January 31, 1995. The improvement in working capital was primarily due to working capital generated during the year from operations, partially offset by $23.1 million of capital expenditures, including property acquisitions, and the reduction of $17.8 million in long-term debt and capital lease obligations.

In October 1995, the Company refinanced through November 1, 2000 a mortgage loan in the amount of $18.3 million which was originally payable through January 1, 1998. The Company estimates that the refinancing will result in an interest rate reduction of 13/4% per annum based on current market rates.

During the third quarter of fiscal 1996, the Company resumed payment of quarterly cash dividends in the amount $.03 per share. During fiscal 1996, dividends aggregated $760,000 or $.06 per share.

The Company's principal sources of liquidity are cash flows from operations, which amounted to $16.7 million during the year ended January 31, 1996, and its short-term unsecured lines of credit. As of January 31, 1996, such lines of credit amounted to $60 million, of which $8.4 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service in fiscal 1997 can be met by cash flows from operations, available cash and short-term investments of $20.9 million as of January 31, 1996 and available credit lines.

Capital expenditures during the fiscal year ended January 31, 1996 amounted to $23.1 million, of which $2.7 million related to property acquisitions and $9.3 million for replacement of underground storage tanks and vapor recovery facilities at gasoline stations and terminals.

Environmental Matters

The Company is subject to various laws, regulations and contingencies relating to protection of the environment, including related legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

Effective January 1, 1995, the Clean Air Act Amendments of 1990 required that the nine worst ozone non-attainment areas in the U.S. use reformulated fuels gasoline ("RFG"). These geographic areas include substantially all of the Company's marketing area. The Company has been able to purchase sufficient supplies of RFG as well as conventional gasoline under supply contracts and from other sources.

The federal underground storage tank ("UST") regulations, enacted in 1988, provide that all non-complying UST's be upgraded or replaced by the end of 1998. Various environmental laws and regulations require the remediation of discharges or releases of petroleum products from UST's and other sources.

Numerous regulations, including the federal volatile organic compound ("VOC") air emission regulations and the Oil Pollution Act of 1990, affect the Company's terminals and, in particular, the imperviousness of the terminals' ground or surface. The Company's terminals are substantially in compliance with all environmental regulations.

The Company estimates that it may be required to expend approximately $74 million, principally over the next three years, in connection with the UST regulations. It is anticipated that such environmental expenditures will be funded from operating cash flow.

As of January 31, 1996 and 1995, the Company had accrued $6.2 million and $6.9 million, respectively, for environmental matters, principally for service station site remediations and related legal matters. During the years ended January 31, 1996, 1995 and 1994, the Company incurred environmental expense of $14.3 million, $11.8 million and $9.7 million, respectively, which amounts were net of $1.9 million, $.4 million and $1.1 million, respectively, for recoveries from certain state underground tank funds.

The Company cannot predict what environmental legislation or regulations may be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures for the installation and operation of required environmental or pollution control systems and equipment. Moreover, the Company cannot predict the number or the magnitude of new discharges or releases from its UST's.

Proposed Spin-off

On March 13, 1996, the Company announced that it intends to spin-off its petroleum marketing business to its shareholders on a tax-free basis. The Company would retain its real estate business and lease most of its properties on a long-term net basis to the new company, which will be called "Getty Petroleum Marketing Inc." Getty Petroleum Corp. would change its name to "Getty Realty Corp."

The spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service. The proposed transaction is expected to be completed later this year. Each shareholder of Getty Petroleum Corp. would receive a pro rata share of Getty Petroleum Marketing Inc. for each share of Getty Petroleum Corp. The exchange ratio has not yet been determined.

For additional information regarding the proposed spin-off, see Note 12 to the consolidated financial statements.

Selected Financial Data
Getty Petroleum Corp. and Subsidiaries

(in thousands except per share amounts)

For the years ended January 31,        1996           1995           1994           1993           1992
                                    ----------------------------------------------------------------------
Operations:

Revenues                             $826,901       $785,176       $806,557       $937,086     $1,154,244
                                    ======================================================================
Earnings before interest, taxes,
  depreciation and amortization        53,969         44,451         50,859         33,200         22,957
                                    ======================================================================
Net earnings (loss)                    12,634(a)       6,339(b)      10,201(c)      (3,703)       (12,337)
                                    ======================================================================
Net earnings (loss) per share            1.00(a)         .50(b)         .81(c)        (.29)          (.98)
                                    ======================================================================
Cash dividends per share                  .06             --             --            .04            .23
                                    ======================================================================

Financial Position:

Total assets                          261,466        278,957        292,388        293,736        317,539
                                    ======================================================================
Working capital                        (9,623)       (10,723)         6,191          2,994         37,044
                                    ======================================================================
Long-term debt                         19,589         30,849         50,403         58,645         91,941
                                    ======================================================================
Capital lease obligations              22,843         29,349         34,177         38,188         41,673
                                    ======================================================================
Stockholders' equity                 $110,574       $ 98,480       $ 92,152       $ 81,759      $  85,795
                                    ======================================================================

(a) Includes charge of $794 or $.06 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 121,
    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
    Assets to be Disposed Of."

(b) Includes extraordinary charge of $775 or $.06 per share in connection with the early retirement of debt and a credit of $183 or $.01 per share from the cumulative effect of adopting Statement of Financial
    Accounting Standards No. 115, "Accounting for Certain Investments in
    Debt and Equity Securities."

(c) Includes credit of $860 or $.07 per share from the cumulative effect of adopting Statement of Financial Accounting Standards No. 109,
    "Accounting for Income Taxes."

Common Stock

Getty Petroleum Corp.'s common stock, its only outstanding voting security, is traded on the New York Stock Exchange (symbol: "GTY"). At April 22, 1996, there were approximately 3,100 holders of record of Getty Petroleum's common stock. The price range of common stock and cash dividends paid with respect to each share of common stock during the past two fiscal years were as follows:

                            Price Range           Cash Dividends
Quarter Ending           High           Low          Per Share
- - ----------------        ----------------------    --------------
January 31, 1996        $15.00        $12.625           $.03
October 31, 1995        14.125         11.375            .03
July 31, 1995           11.875          10.75             --
April 30, 1995          13.125         10.875             --

January 31, 1995         12.00         10.625             --
October 31, 1994         13.25          10.75             --
July 31, 1994           16.125         11.625             --
April 30, 1994          $16.75        $12.375           $ --

Management's Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Consolidated Statements of Operations

Getty Petroleum Corp. and Subsidiaries

(in thousands except per share amounts)

Years ended January 31,                 1996          1995          1994
- - -----------------------               ------------------------------------
Net sales                             $786,263      $749,443      $772,610
Rental income                           34,315        32,146        30,033
Other income, net                        6,323         3,587         3,914
                                      ------------------------------------
                                       826,901       785,176       806,557
                                      ------------------------------------
Cost of sales                          747,328       713,408       726,918
Selling, general and
  administrative expenses               25,604        27,317        28,780
                                      ------------------------------------
                                       772,932       740,725       755,698
                                      ------------------------------------
Earnings before interest, taxes,
  depreciation and amortization         53,969        44,451        50,859
Interest expense                         9,280        11,372        14,606
Depreciation and amortization           23,167        21,750        21,777
                                      ------------------------------------

Earnings before provision for
  income taxes, extraordinary
  item and cumulative effect of
  accounting changes                    21,522        11,329        14,476
Provision for income taxes               8,094         4,398         5,135
                                      ------------------------------------
Earnings before extraordinary item
  and cumulative effect of
  accounting changes                    13,428         6,931         9,341
Extraordinary item                          --          (775)           --
Cumulative effect of accounting
  changes                                 (794)          183           860
                                      ------------------------------------
Net earnings                          $ 12,634      $  6,339      $ 10,201
                                      =====================================
Per Share Data:
Earnings before extraordinary item
  and cumulative effect of
  accounting changes                  $   1.06      $    .55      $    .74
Extraordinary item                          --          (.06)           --
Cumulative effect of accounting
  changes                                 (.06)          .01           .07
                                      ------------------------------------
Net earnings per share                $   1.00      $    .50      $    .81
                                      =====================================
Weighted average shares outstanding     12,648        12,639        12,622
                                      =====================================
See accompanying notes.

Consolidated Balance Sheets
Getty Petroleum Corp. and Subsidiaries

(in thousands)

January 31,                                           1996          1995
- - ---------------------------------------------------------------------------
Assets:
Current Assets:
  Cash and cash equivalents                         $ 19,808      $ 41,576
  Short-term investments                               1,059           415
  Accounts receivable, less allowance for
    doubtful accounts of $1,409 in 1996
    and $1,509 in 1995                                15,327        18,338
  Inventories                                         21,214        11,117
  Deferred income taxes                                5,880         6,004
  Prepaid expenses and other current assets            3,388         3,536
                                                    ----------------------
      Total current assets                            66,676        80,986
Property, plant and equipment, at cost, less
   accumulated depreciation and amortization         184,559       188,527

Other assets                                          10,231         9,444
                                                    ----------------------
      Total assets                                  $261,466      $278,957
                                                    ======================

Liabilities and Stockholders' Equity:
Current Liabilities:
  Current portion of long-term debt and capital
    lease obligations                               $  9,154      $ 11,118
  Accounts payable                                    26,856        39,326
  Accrued expenses                                    26,195        32,570
  Gasoline taxes payable                              13,919         8,318
  Income taxes payable                                   175           377
                                                    ----------------------
      Total current liabilities                       76,299        91,709
Long-term debt                                        19,589        30,849
Obligations under capital leases                      22,843        29,349
Deferred income taxes                                 16,977        14,120
Other, principally deposits                           15,184        14,450
Commitments and contingencies (Notes 3 and 5)
Stockholders' equity                                 110,574        98,480
                                                    ----------------------
      Total liabilities and stockholders' equity    $261,466      $278,957
                                                    ======================
See accompanying notes.

Consolidated Statements of Cash Flows

Getty Petroleum Corp. and Subsidiaries

(in thousands)

For the years ended January 31,                 1996         1995         1994
- - -------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net earnings                                $ 12,634     $  6,339     $ 10,201
Adjustments to Reconcile Net Earnings
    to Net Cash Provided by
    Operating Activities:
  Extraordinary item, before tax                  --        1,232           --
  Cumulative effect of accounting changes        794         (183)        (860)
  Depreciation and amortization               23,167       21,750       21,777
  Deferred income taxes                        2,954       (1,553)         418
  Gain on dispositions of property, plant
    and equipment                             (1,910)      (1,294)        (788)
  Gain on investments                             --           --         (465)
  Sale (purchase) of trading securities           --        7,860       (7,269)

Changes in Assets and Liabilities:
  Accounts receivable                          3,011        2,904        3,200
  Inventories                                (10,097)      (1,100)        (218)
  Prepaid expenses and other current assets       33         (107)       7,471
  Other assets                                (1,063)        (123)         (63)
  Accounts payable, accrued expenses and
    gasoline taxes payable                   (13,825)       6,424       (5,795)
  Income taxes payable                           277       (1,994)       2,371
  Other, principally deposits                    734        1,191          875
                                            ----------------------------------
      Net cash provided by operating
        activities                            16,709       41,346       30,855
                                            ----------------------------------

Cash Flows from Investing Activities:
  Capital expenditures                       (20,316)     (21,343)     (19,495)
  Property acquisitions                       (2,734)      (1,466)        (920)
  Proceeds from dispositions of property,
    plant and equipment                        3,491        4,296        3,513
                                            ----------------------------------
      Net cash used in investing activities  (19,559)     (18,513)     (16,902)
                                            ----------------------------------

Cash Flows from Financing Activities:
  Long-term borrowings                            --       10,550          845
  Repayment of long-term debt                (13,901)     (29,406)      (7,989)
  Payments under capital lease obligations    (4,441)      (4,285)      (3,351)
  Premium paid on early retirement of debt        --         (607)          --
  Treasury stock and stock options, net          184          157          192
  Cash dividends                                (760)          --           --
                                            ----------------------------------
      Net cash used in financing activities  (18,918)     (23,591)     (10,303)
                                            ----------------------------------

Net increase (decrease) in cash and
  cash equivalents                           (21,768)        (758)       3,650
Cash and cash equivalents at beginning
  of year                                     41,576       42,334       38,684
                                            ----------------------------------
Cash and cash equivalents at end of year    $ 19,808     $ 41,576     $ 42,334
                                            =================================
Supplemental disclosures of cash flow
    information
  Cash Paid (Received) During the Year for:
    Interest                                $  9,031     $ 11,955     $ 14,141
    Income taxes, net                          5,087        8,088       (4,327)

See accompanying notes.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Getty Petroleum Corp. and its wholly-owned subsidiaries (the "Company"). The Company is principally engaged in the marketing and distribution of petroleum products and the management of related real estate in 13 Northeastern and Middle Atlantic states. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates.

Cash and Cash Equivalents: The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Net product exchange positions with other companies are reflected in inventory.

The Company may take positions in the futures market as part of its product purchasing strategy in order to reduce the risk associated with price fluctuations. The gains and losses on futures contracts are included as a part of product costs.

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

Income Taxes: Deferred incomes taxes are provided for the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes.

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

Accounting Changes: In fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and has reported the cumulative effect of the change in accounting principle as an after-tax charge to earnings of $794,000 in the consolidated statement of operations relating to properties held for disposal. In addition, the Company recorded a pre-tax charge of $524,000 relating to operating properties which is included in depreciation expense.

As of the beginning of fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and reported the cumulative effect of the change in accounting principle as a credit to earnings of $183,000 in the fiscal 1995 consolidated statement of operations.

During the first quarter of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and reported the cumulative effect of the change in accounting principle as a credit to earnings of $860,000 in the fiscal 1994 consolidated statement of operations.

2. Inventories

As of January 31, 1996, 1995 and 1994, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

3. Leases

In 1985, Power Test Investors Limited Partnership (the "Partnership"), a publicly traded real estate limited partnership, purchased from Texaco certain Getty Oil Company properties and equipment which, in turn, have been leased on a long-term basis to the Company. For financial statement purposes, such leases have been recorded as capital leases.

The Partnership is managed by the General Partner, which is CLS General Partnership Corp. The Directors and shareholders of CLS General Partnership Corp. are also Directors and principal shareholders of the Company. During the years ended January 31, 1996, 1995 and 1994, the Company billed the Partnership and reflected in other income $648,000, $624,000 and $600,000, respectively, for administrative and other services rendered to the Partnership.

Future minimum annual rentals under capital leases as of January 31, 1996, payable to the Partnership, are as follows:

(in thousands)
Years ending January 31,
- - ------------------------------------------------------
1997.........................................   $ 9,997
1998.........................................     9,997
1999.........................................     9,997
2000.........................................     9,997
                                                -------
                                                 39,988
Less, amount representing interest...........    11,944
                                                -------
Present value of minimum lease payments
  (including $5,201 due within one year).....   $28,044
                                                =======

In addition, the Company has obligations to other lessors under noncancelable operating leases which have terms in excess of one year, principally for gasoline stations. Substantially all of these leases contain renewal options and escalation clauses. Future minimum annual rentals under such leases are as follows:

(in thousands)
Years ending January 31,
- - -------------------------------------------------------
1997........................................    $13,819
1998........................................     12,557
1999........................................     10,763
2000........................................      8,830
2001........................................      7,110
Thereafter..................................     26,716
                                                -------
                                                $79,795
                                                =======

Rent expense, substantially all of which is included in cost of sales, amounted to $15,572,000, $15,838,000 and $16,955,000 for the years ended
January 31, 1996, 1995 and 1994, respectively. Such rent expense consists of minimum rentals on noncancelable operating leases referred to above and short-term rentals of terminal facilities and other equipment.

Rental income from fee owned and leased properties aggregated $34,315,000, $32,146,000 and $30,033,000 for the years ended January 31, 1996, 1995 and
1994, respectively, which included $22,809,000, $21,800,000 and $20,308,000 of rent received under subleases. The net book value of fee owned properties leased to lessees was $84,107,000 at January 31, 1996.

Leased gasoline stations, which have been subleased to lessees, have sublease rentals generally not less than the rentals paid by the Company. No significant difficulty has been experienced in subleasing station properties.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)
                                                                   Depreciable
                                          1996         1995        Life (Years)
- - ------------------------------------------------------------------------------
Land.................................  $ 41,144     $ 42,289
Buildings............................    59,271       56,198           16
Equipment............................   157,298      142,439        10 to 16
Motor vehicles.......................     4,501        6,194         3 to 10
Furniture and fixtures...............     1,566        1,537           10
Leasehold improvements...............    33,809       32,263       See Note 1
Assets recorded under capital leases.    52,647       54,752       See Note 1
                                       --------    ---------
                                        350,236      335,672
Less, accumulated depreciation
  and amortization                      165,677      147,145
                                       --------    ---------
                                       $184,559     $188,527
                                       ========    =========

Property, plant and equipment includes the following assets recorded under capital leases with the Partnership:

(in thousands)


                                         1996         1995
- - ------------------------------------------------------------
Land.................................   $26,016      $27,265
Buildings............................    17,471       18,006
Equipment............................     8,253        8,574
Motor vehicles.......................       907          907
                                        --------------------
                                         52,647       54,752
Less, accumulated amortization.......    41,324       39,978
                                        --------------------
                                        $11,323      $14,774
                                        ====================

As of January 31, 1996, the net book value of properties held for disposal amounted to $7,322,000.

5. Commitments and Contingencies

The Company is subject to various laws, regulations and contingencies relating to protection of the environment, and to other contingencies, including legal proceedings and claims which arise in the ordinary course of its business. With respect to environmental contingencies, the total cost to the Company cannot be determined with certainty as a result of such factors as the unknown amount of claims and the timing of clean up efforts at identified sites, which cost may be partially offset by subsequent recoveries against certain state underground tank funds. These factors have been assessed based on management's review of currently known facts and circumstances, and will continue to be assessed by the Company in estimating the reserves for environmental matters to be provided in its financial statements. As of January 31, 1996 and 1995, the Company had accrued $6,207,000 and
$6,941,000, respectively, for environmental matters, principally for service station site remediations and related legal matters. During the years ended January 31, 1996, 1995 and 1994, the Company incurred environmental expense of $14,346,000, $11,769,000 and $9,673,000, respectively, which amounts were net of $1,943,000, $398,000 and $1,090,000, respectively, for recoveries from certain state underground tanks funds. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

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

In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions and, by policy, limits the amount invested with any one institution other than the U.S. Government. Concentration of credit risk with respect to trade receivables generally is limited due to the large number of customers comprising the Company's customer base.

6. Debt

Long-term debt consists of:

(in thousands)
                                                  1996               1995
- - ---------------------------------------------------------------------------
Mortgage loan due through November 1, 2000....  $17,626            $20,145
Bank term loan due through June 30, 1999......       --              8,500
Real estate mortgages, bearing interest at a
  weighted average interest rate of 7.9%,
  due in varying amounts through May 1, 2019..    5,190              6,117
Other.........................................      726              2,681
                                               ---------------------------
                                                 23,542             37,443
Less, current portion.........................    3,953              6,594
                                               ---------------------------
Noncurrent portion............................  $19,589            $30,849
                                               ===========================

Aggregate principal payments in subsequent fiscal years relating to long-term debt are as follows (in thousands): 1997--$3,953; 1998--$4,138; 1999--
$3,734; 2000--$3,299; 2001--$7,037 and $1,381 thereafter.

In October 1995, the Company refinanced through November 1, 2000 a mortgage loan which was originally payable through January 1, 1998. The amended and restated loan agreement provides for interest at LIBOR plus 1.0% to 1.625% per annum, depending on the Company's Funded Debt Ratio, as defined. As of January 31, 1996, the interest rate was LIBOR plus 1.25% or 6.94%. Principal payments are $218,000 per month through October 1, 2000 with the balance of $4,990,000 due on November 1, 2000.

The bank term loan due through June 30, 1999 was fully repaid in December
1995.

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

Certain long-term debt is collateralized by property, plant and equipment having an aggregate net book value of approximately $49,075,000 at January 31, 1996.

As of January 31, 1996, the Company had unsecured lines of credit aggregating $60,000,000, of which $8,398,000 was utilized in the form of outstanding letters of credit.

7. Income Taxes

The provision for income taxes is summarized as follows:

(in thousands)
                                         1996          1995          1994
- - --------------------------------------------------------------------------
Federal:
  Current............................   $4,044        $1,698        $3,305
  Deferred...........................    3,079         1,903           746
State and local:
  Current............................      732           836         1,025
  Deferred...........................      239          (39)            59
                                        ----------------------------------
Provision for income taxes...........   $8,094        $4,398        $5,135
                                        ==================================

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

(in thousands)

                                                      1996          1995
- - --------------------------------------------------------------------------
Property, plant and equipment....................   $(13,102)     $(10,599)
Accruals.........................................      1,467         1,468
Inventories......................................        694           588
Tax credits......................................         --           557
Investments......................................         95           121
Other............................................       (251)         (251)
                                                   -----------------------
Net deferred tax liabilities                        $(11,097)     $ (8,116)
                                                   =======================

The following is a reconciliation of the expected statutory federal income tax provision and the actual provision for income taxes:

(in thousands)

                                         1996          1995          1994
- - --------------------------------------------------------------------------
Expected provision at statutory
 federal income tax rate..............  $7,533        $3,965        $5,067
State and local income taxes,
 net of federal benefit...............     631           518           705
Utilization of capital loss
 carryforward.........................      --            --        (1,026)
Other.................................     (70)          (85)          389
                                        ----------------------------------
Provision for income taxes............  $8,094        $4,398        $5,135
                                        ==================================

8. Stockholders' Equity

A summary of the changes in stockholders' equity for the three years ended January 31, 1996 is as follows:

                                                                                                            Net
                                                                                   Treasury Stock,       Unrealized
                                   Capital Stock(a)                 Retained          at cost            Gain (Loss)
(in thousands except             --------------------   Paid-in     Earnings      -----------------       on Equity
per share amounts)                Shares      Amount    Capital    (Deficit)      Shares     Amount       Securities       Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1993.......   13,530      $1,353    $119,808    $(24,933)        917   $14,469        $   --          $ 81,759
Net income.....................                                       10,201                                                10,201
Purchase of treasury stock.....                                                        2        21                             (21)
Issuance of treasury stock.....                              (38)                     (7)     (105)                             67
Stock options exercised........       13           1         145                                                               146
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1994......   13,543       1,354     119,915     (14,732)        912    14,385            --            92,152
Net income.....................                                        6,339                                                 6,339
Cumulative effect of
  accounting change............                                                                             (183)             (183)
Net unrealized gain
  on equity securities.........                                                                               15                15
Purchase of treasury stock.....                                                        2        23                             (23)
Issuance of treasury stock.....                              (44)                    (13)     (205)                            161
Stock options exercised........        2                      19                                                                19
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995......   13,545       1,354     119,890      (8,393)        901    14,203          (168)           98,480
Net income.....................                                       12,634                                                12,634
Cash dividends--
  $.06 per share...............                                         (760)                                                 (760)
Net unrealized gain
  on equity securities.........                                                                               36                36
Purchase of treasury stock.....                                                                  7                              (7)
Issuance of treasury stock.....                              (17)                     (7)     (120)                            103
Stock options exercised........        8           1          87                                                                88
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996......   13,553      $1,355    $119,960    $  3,481(b)      894   $14,090         $(132)         $110,574
===================================================================================================================================

(a) Capital stock consists of preferred stock, par value $1.00 per share;
    authorized 10,000 shares for issuance in series (none of which is issued) and common stock, par value $.10 per share; authorized 30,000 shares.

(b) Net of $103,803 transferred from retained earnings to common stock and paid-in capital as a result of accumulated stock dividends.

9. Employee Benefit Plans

The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the "Retirement Plan") for non-union employees meeting certain service requirements and a Supplemental Plan for executives. Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Board of Directors. Under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to 50% of such contributions but in no event more than 3% of the employee's eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Net Company contributions under the plans approximated $650,000, $694,000 and $719,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

The Company has Stock Option Plans which authorize the Company to grant options to purchase shares of the Company's common stock. The aggregate number of shares of the Company's common stock which may be made the subject of options under the 1985, 1988 and 1991 Plans shall not exceed 281,420 shares, 303,876 shares and 500,000 shares, respectively, subject to further adjustment for stock dividends and stock splits. Each plan provides that options are exercisable starting one year from the date of grant, on a cumulative basis at the annual rate of 25 percent of the total number of shares covered by the option.

Changes in stock options for the three years ended January 31, 1996 are as follows:

                                            1985 Plan                     1988 Plan                     1991 Plan
                                      ----------------------     -------------------------      -------------------------
                                       Number      Option           Number      Option            Number        Option
                                         of      Price per             of      Price per            of         Price per
                                       Shares      Share             Shares      Share            Shares         Share
- - ------------------------------------------------------------------------------------------------------------------------
Outstanding at February 1, 1993....   207,159   $10.49-14.09        256,523   $11.12-18.62        214,275   $10.88-12.38
Granted............................                                                                80,000    12.25-13.13
Exercised..........................    (9,833)         10.49         (2,500)         11.12         (1,250)         12.38
Cancelled..........................    (8,052)   10.49-14.09        (15,014)   11.12-18.62        (12,325)   10.88-12.38
- - ------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1994....   189,274    10.49-14.09        239,009    11.12-18.62        280,700    10.88-13.13
Granted............................                                                               107,250          10.88
Exercised..........................    (1,245)   10.49-14.09           (250)         11.12           (125)         10.88
Cancelled..........................    (1,217)         14.09           (926)   17.12-18.62         (1,250)         10.88
- - ------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1995....   186,812    10.49-14.09        237,833    11.12-18.62        386,575    10.88-13.13
Granted............................                                  64,500          13.88         63,500          13.88
Exercised..........................                                  (2,500)         11.12         (5,500)         10.88
Cancelled..........................     (991)    10.49-14.09         (1,551)   11.12-18.62         (1,250)   10.88-12.38
- - ------------------------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1996....   185,821   $10.49-14.09        298,282   $11.12-18.62        443,325   $10.88-13.88
========================================================================================================================
Exercisable at January 31, 1996....   185,821   $10.49-14.09        233,782   $11.12-18.62        230,903   $10.88-13.13
========================================================================================================================
Available for grant at
   January 31, 1996................        --                           207                        49,800
========================================================================================================================

10. Quarterly Financial Data

The following is a summary of the quarterly results of operations for the years ended January 31, 1996 and 1995 (unaudited as to quarterly information):

(in thousands except per share amounts)
                                                      Three months ended                     Year ended
                                     ------------------------------------------------------   ------------
Fiscal 1996                          April 30       July 31      October 31      January 31    January 31
- - ----------------------------------------------------------------------------------------------------------
Revenues..........................   $205,072       $194,788       $222,298       $204,743       $826,901
Gross profit......................      6,779          8,767         10,843         12,546         38,935
Earnings before income taxes and
  cumulative effect of
  accounting change...............      2,740          4,127          6,570          8,085         21,522
Net earnings......................        862(a)       2,511          4,039          5,222         12,634(a)
Net earnings per share............    $   .07(a)    $    .20       $    .32        $   .41       $   1.00(a)


(in thousands except per share amounts)
                                                      Three months ended                     Year ended
                                     ------------------------------------------------------   ------------
Fiscal 1996                          April 30       July 31      October 31      January 31    January 31
- - ----------------------------------------------------------------------------------------------------------
Revenues.........................    $179,460       $189,377       $202,915       $213,424       $785,176
Gross profit                            8,053           (147)         12,641         15,488         36,035
Earnings (loss) before income
  taxes, extraordinary item and
  cumulative effect of...........
  accounting change..............       1,693         (5,389)          4,711         10,314         11,329
Net earnings (loss)..............       1,171(b)      (4,166)(c)       3,014          6,320          6,339(b)(c)
Net earnings (loss) per share....      $  .09(b)    $   (.33)(c)    $    .24       $    .50       $    .50(b)(c)


(a) First quarter restated and fiscal year includes charge to earnings of $794 or $.06 per share to reflect the cumulative effect of adopting
    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(b) Includes credit to earnings of $183 or $.01 per share from the cumulative effect of adopting Statement of Financial Accounting
    Standards No. 115, "Accounting for Certain Investments in Debt and
    Equity Securities."

(c)Includes extraordinary charge to earnings of $775 or $.06 per share in connection with the early retirement of debt.

11. Restructuring

During fiscal 1995, pre-tax charges of $2,668,000 were recorded to provide for severance and other costs associated with restructuring the Company's organization and its operations. The restructuring charges included $1,924,000 for severance and related benefits resulting from a 6% reduction in the work force, and $744,000 for other costs. The charges are included in other income, net in the fiscal 1995 consolidated statement of operations. The Company's consolidated balance sheets as of January 31, 1996 and 1995 included an accrual of $377,000 and $1,343,000, respectively, relating to the restructuring.

12. Proposed Spin-off

On March 13, 1996, the Company announced that it intends to spin-off its petroleum marketing business to its shareholders on a tax-free basis. The Company would retain its real estate business and lease most of its properties on a long-term net basis to the new company, which will be called "Getty Petroleum Marketing Inc." Getty Petroleum Corp. would change its name to "Getty Realty Corp."

The spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service. The proposed transaction is expected to be completed later this year. Each shareholder of Getty Petroleum Corp. would receive a pro rata share of Getty Petroleum Marketing Inc. for each share of Getty Petroleum Corp. The exchange ratio has not yet been determined.

The assets to be transferred to Getty Petroleum Marketing Inc. include the Company's petroleum marketing equipment, supply contracts and related working capital. Getty Realty Corp. would retain the Company's fee and leased properties, including service stations and supply terminals, substantially all of which would be leased or subleased to Getty Petroleum Marketing Inc. Getty Realty Corp. would also retain the Company's heating oil business located in central Pennsylvania and Maryland.

Most of Getty's officers would become officers of Getty Petroleum Marketing Inc., which would provide administrative support for Getty Realty Corp. for an interim period. Getty Petroleum Marketing Inc. intends to create a leveraged Employee Stock Ownership Plan which would result in approximately 5% of Getty Petroleum Marketing's stock being transferred to its employees over a period of time.

Fiscal 1996 pro forma unaudited historical financial data of the two businesses, assuming rent paid by Getty Petroleum Marketing Inc. to Getty Realty Corp. was $55,521,000 and the transaction had occurred on February 1, 1995, are as follows:

(in thousands)
                                 Getty Petroleum
                                   Marketing Inc.        Getty Realty Corp.
- - ---------------------------------------------------------------------------
                                              (Unaudited)
Revenues..........................   $790,621                 $91,801
Earnings before interest, taxes,
  depreciation and amortization...     18,999                  34,970
Net earnings......................      3,382                   9,252
Net assets........................   $ 58,527                 $52,047

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the spin-off been consummated as of the beginning of fiscal 1996, nor are they necessarily indicative of future results.


Report of Independent Accountants

To the Board of Directors
and Stockholders of Getty Petroleum Corp.:

We have audited the accompanying consolidated balance sheets of GETTY PETROLEUM CORP. and SUBSIDIARIES as of January 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Getty Petroleum Corp. and Subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in fiscal 1996, its method of accounting for certain investments in debt and equity securities in fiscal 1995 and its method of accounting for income taxes in fiscal 1994.


COOPERS & LYBRAND L.L.P.

New York, New York
March 14, 1996