Form 10-Q
period 1996-04-30
GETTY PETROLEUM CORP
filed 1996-06-10
CIK 79849

===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended April 30, 1996          Commission file number 1-8059
                  --------------                                 ------

                           GETTY PETROLEUM CORP.
                          -----------------------
          (Exact name of registrant as specified in its charter)

           DELAWARE                               11-2232705
- - --------------------------------               ---------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

125 Jericho Turnpike, Jericho, New York               11753
- - ----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

                             (516) 338 - 6000
                          -----------------------
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

Registrant has 12,675,572 shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1996.


===========================================================================

                           GETTY PETROLEUM CORP.

                                   INDEX

Part I.  FINANCIAL INFORMATION                                 Page Number
- - ------------------------------                                 -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1996 and
  January 31, 1996                                                    1

 Consolidated Statements of Operations for the three months
  ended April 30, 1996 and 1995                                       2

 Consolidated Statements of Cash Flows for the three months
  ended April 30, 1996 and 1995                                       3

 Notes to Consolidated Financial Statements                         4 - 6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7 - 8

Part II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             9

Signatures                                                            9

                  GETTY PETROLEUM CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)


- - ------------------------------------------------------------------------------
                                                    April 30,     January 31,
- - ------------------------------------------------------------------------------
Assets:                                               1996           1996
- - ------------------------------------------------------------------------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                          $25,286        $19,808
  Short-term investments                               1,034          1,059
  Accounts receivable, net                            14,955         15,327
  Inventories                                         19,918         21,214
  Deferred income taxes                                7,315          5,880
  Prepaid expenses and other current assets            5,422          3,388
                                                    --------       --------
      Total current assets                            73,930         66,676

  Property, plant and equipment, at cost, less
    accumulated depreciation and amortization        182,931        184,559
  Other assets                                        10,535         10,231
                                                    --------       --------
      Total assets                                  $267,396       $261,466
                                                    ========       ========

- - ------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- - ------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt
    and capital lease obligations                     $9,671         $9,154
  Accounts payable                                    30,673         26,856
  Accrued expenses                                    33,613         26,195
  Gasoline taxes payable                              15,438         13,919
  Income taxes payable                                    --            175
                                                    --------       --------
      Total current liabilities                       89,395         76,299

Long-term debt                                        18,178         19,589
Obligations under capital leases                      21,309         22,843
Deferred income taxes                                 17,772         16,977
Other, principally deposits                           15,510         15,184

Stockholders' equity:
  Preferred stock                                         --             --
  Common stock, par value $.10 per share               1,357          1,355
  Other stockholders' equity                         103,875        109,219
                                                    --------       --------
                                                     105,232        110,574
                                                    --------       --------
      Total liabilities and stockholders' equity    $267,396       $261,466
                                                    ========       ========

                           See accompanying notes.

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

- - ------------------------------------------------------------------------------
                                                  Three months ended April 30,
- - ------------------------------------------------------------------------------
                                                      1996          1995
- - ------------------------------------------------------------------------------

Net sales                                           $204,284       $195,007
Rental income                                          8,981          8,531
Other income (expense)                                (6,755)         1,534
                                                    --------       --------
                                                     206,510        205,072
                                                    --------       --------

Cost of sales                                        200,961        188,228
Selling, general and administrative expenses           6,337          6,100
                                                    --------       --------
                                                     207,298        194,328
                                                    --------       --------
Earnings (loss) before interest, taxes,
  depreciation and amortization                         (788)        10,744
Interest expense                                       1,855          2,513
Depreciation and amortization                          5,669          5,491
                                                    --------       --------

Earnings (loss) before provision (credit)
  for income taxes and cumulative
  effect of accounting change                         (8,312)         2,740
Provision (credit) for income taxes                   (3,147)         1,084
                                                    --------       --------

Earnings (loss) before cumulative
  effect of accounting change                         (5,165)         1,656

Cumulative effect of accounting change                    --           (794)
                                                    --------       --------
Net earnings (loss)                                  ($5,165)          $862
                                                    ========       ========

Per Share Data:

Earnings (loss) before cumulative
  effect of accounting change                          ($.41)          $.13

Cumulative effect of accounting change                    --           (.06)
                                                    --------       --------

Net earnings (loss) per share                          ($.41)          $.07
                                                    ========       ========

Weighted average shares outstanding                   12,668         12,645
                                                    ========       ========




                           See accompanying notes.

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                      Three months ended
                                                           April 30,
                                                    -----------------------
                                                      1996            1995
                                                      ----            ----
Cash flows from operating activities:
Net earnings (loss)                                  ($5,165)          $862
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Cumulative effect of accounting change                --            794
    Depreciation and amortization                      5,669          5,491
    Deferred income taxes                               (635)          (371)
    Gain on dispositions of property, plant
      and equipment                                     (204)          (602)
    Loss on short-term investments                        13             --
Changes in assets and liabilities:
    Accounts receivable                                  372           (122)
    Inventories                                        1,296          1,103
    Prepaid expenses and other current assets         (2,070)         1,102
    Other assets                                        (337)          (457)
    Accounts payable, accrued expenses and
      gasoline taxes payable                          12,754          7,100
    Income taxes payable                                (175)          (157)
    Other, principally deposits                          326            143
                                                     -------        -------
         Net cash provided by operating activities    11,844         14,886
                                                     -------        -------

Cash flows from investing activities:
    Capital expenditures                              (4,290)        (4,329)
    Proceeds from dispositions of property,
      plant and equipment                                522            705
                                                     -------        -------
         Net cash used in investing activities        (3,768)        (3,624)
                                                     -------        -------

Cash flows from financing activities:
    Repayment of long-term debt                       (1,121)        (1,748)
    Payments under capital lease obligations          (1,307)        (1,244)
    Cash dividends                                      (380)            --
    Treasury stock and stock options, net                210             10
                                                     -------        -------
         Net cash used in financing activities        (2,598)        (2,982)
                                                     -------        -------

Net increase in cash and cash equivalents              5,478          8,280
Cash and cash equivalents at beginning of period      19,808         41,576
                                                     -------        -------

Cash and cash equivalents at end of period           $25,286        $49,856
                                                     =======        =======

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                      $1,860         $2,547
        Income taxes, net                              1,099          1,686


                           See accompanying notes.

                    GETTY PETROLEUM CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Petroleum Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Accounting change:

     The consolidated statement of operations for the three months ended April 30, 1995 has been restated to retroactively reflect an after-tax charge to earnings of $794,000 for the cumulative effect of adopting at the end of fiscal 1996, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

3.  Earnings (loss) per share:

     Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings (loss) per share computations since their effect is immaterial.

4.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Due to significant increases in product costs during the quarter ended April 30, 1996, the Company recorded a LIFO inventory charge of $3,480,000 in the quarter ended April 30, 1996 which increased cost of sales and decreased pre-tax income by such amount. During the prior year's first quarter, there was no LIFO inventory charge. As of January 31, 1996, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

5.  Stockholders' equity:

      A summary of the changes in stockholders' equity for the three months ended April 30, 1996 is as follows (in thousands):

                                                         Retained       Treasury        Net Unrealized
                            Common         Paid-in       Earnings         Stock,           Loss on
                             Stock         Capital      (Deficit)        at cost       Equity Securities        Total
- - -----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996    $1,355       $119,960         $3,481        $14,090              ($132)            $110,574

Net loss                                                   (5,165)                                                (5,165)

Cash dividends-
 $.03 per share                                              (380)                                                  (380)

Net unrealized loss
 on equity securities                                                                            (7)                  (7)

Purchase of treasury stock                                                    10                                     (10)

Issuance of treasury stock                      (2)                          (25)                                     23

Stock options exercised           2            195                                                                   197
- - ------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996      $1,357       $120,153       ($2,064)       $ 14,075              ($139)            $105,232
========================================================================================================================

6.  Subsequent event:

     In May 1996, a federal judge in the U.S. District Court for the Eastern District of New York entered a judgment in the amount of $8.4 million, plus interest, in favor of Morrison- Knudsen Company, Inc. against the Company's former construction company subsidiary, Slattery Associates, Inc., which was sold in 1989.

      The case arose out of a joint venture between Slattery Associates and Morrison-Knudsen which was established to reconstruct in 1986 a portion of an expressway in Philadelphia. The judgment represents Slattery's share of joint venture construction costs which the Court held Slattery owed. Slattery had contended that Morrison-Knudsen had mismanaged the project and had failed to disclose material facts. Slattery also had contended that certain costs were improperly charged to the joint venture.

     During the quarter ended April 30, 1996, the Company recorded a pre-tax charge of $7.5 million ($4.7 million after-tax or $.37 per share) in addition to a previously established reserve of $3.6 million for this matter. The pre-tax charge is included in other expense in the April 30, 1996 consolidated statement of operations. The Company's consolidated balance sheet as of April 30, 1996 includes an accrual of $11.1 million relating to this matter.

       The Company has filed a post-judgment motion with the trial court contending that the court applied incorrect rates of interest. After disposition of the motion, the Company intends to vigorously appeal.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ----------------------

     Net sales for the first fiscal quarter ended April 30, 1996 were $204.3 million as compared with $195.0 million for the same quarter last year. The increase in net sales was principally due to a 3.8% increase in average selling prices and a 9.1 million gallon or 5.3% increase in retail gallonage sold, partially offset by a 6.5 million gallon or 10.2% decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) was $3.3 million for the quarter ended April 30, 1996 compared to $6.8 million in the comparable period last year. The decrease in gross profit was principally due to a LIFO inventory charge of $3.5 million which resulted from significantly higher product costs during the 1996 quarter.

     Rental income for the three months ended April 30, 1996 amounted to $9.0 million as compared with $8.5 million for the quarter ended April 30, 1995. The increase was due to rent escalations provided under existing lease agreements, lease renewals and as a result of improvements to the facilities.

     Other income (expense) was ($6.8) million for the three months ended April 30, 1996 as compared with $1.5 million for the quarter ended April 30, 1995. The current quarter included a pre-tax charge of $7.5 million related to a judgment against Slattery Associates, Inc., a former construction company subsidiary, which was sold in 1989. Also contributing to the decrease in other income was $.4 million of lower gains on dispositions of assets, $.2 million of reduced investment income and $.2 million of expenses related to the previously announced proposed spin-off.

     Selling, general and administrative expenses for the quarter ended April 30, 1996 amounted to $6.3 million which was comparable to the $6.1 million for the quarter ended April 30, 1995.

     Interest expense for the three months ended April 30, 1996 amounted to $1.9 million as compared with $2.5 million for the quarter ended April 30, 1995. The decrease was principally due to reduced capitalized lease obligations and debt outstanding during the quarter ended April 30, 1996.

     Depreciation and amortization was $5.7 million for the quarter ended April 30, 1996 which was comparable to the $5.5 million for the quarter ended April 30, 1995.

     The quarter ended April 30, 1995 was restated to retroactively reflect a charge to earnings of $.8 million for the cumulative effect of adopting at the end of fiscal 1996, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of".

Liquidity and Capital Resources
- - -------------------------------

     As of April 30, 1996, working capital amounted to a deficit of $15.5 million as compared to a deficit of $9.6 million as of January 31, 1996. The decrease in working capital was primarily due to $4.3 million of capital expenditures and the reduction of $2.9 million in long- term indebtedness, partially offset by $1.3 million of working capital generated during the quarter from operations which included an after-tax charge of $4.7 million relating to the Morrison-Knudsen judgment.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $11.8 million during the three months ended April 30, 1996, and its short-term unsecured lines of credit. As of April 30, 1996, such lines of credit amounted to $60 million, of which $8.4 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by cash flows from operations, available cash and short-term investments of $26.3 million as of April 30, 1996 and available credit lines.

Proposed Spin-off
- - -----------------

     During the fiscal quarter ended April 30, 1996 the Company announced that it intends to spin-off its petroleum marketing business. A request for a tax-free ruling was filed with the Internal Revenue Service and the Company anticipates that a favorable ruling will be issued. Subject to receipt of the favorable IRS ruling, it is anticipated that the spin-off will be completed on or prior to the end of the Company's fiscal year ending January 31, 1997.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Designation of Exhibit
          in this Quarterly Report
             on Form 10-Q                   Description of Exhibit
             ------------                   -------------------------
                 27                         Financial Data Schedule

          (b)  Reports on Form 8-K:

          Registrant filed a Current Report on Form 8-K dated May 2, 1996 reporting under Item 5, Other Events, that a federal judge in the Eastern District of New York had entered a judgment against a former Getty subsidiary in the amount of $8.4 million plus interest.

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

                            GETTY PETROLEUM CORP.
                            ---------------------
                                 (Registrant)


Dated:  June 10, 1996                   BY: __________________________________
                                              (Signature)
                                            MICHAEL K. HANTMAN
                                            Vice President and
                                            Corporate Controller
                                            (Chief Accounting Officer)


Dated:  June 10, 1996                   BY: __________________________________
                                              (Signature)
                                            JOHN J. FITTERON
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)


Dated:  June 10, 1996                   BY: __________________________________
                                              (Signature)
                                            LEO LIEBOWITZ
                                            President (Chief Executive
                                            Officer)