Form 10-Q
period 1996-07-31
GETTY PETROLEUM CORP
filed 1996-09-16
CIK 79849

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



 For quarter ended July 31, 1996               Commission file number 1-8059
                   -------------                                      ------

                            GETTY PETROLEUM CORP.
                            ---------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                       11-2232705
- - ---------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

125 Jericho Turnpike, Jericho, New York                          11753
- - ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                              (516) 338 - 6000
                              ----------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Registrant has 12,675,337 shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1996.

=============================================================================

                            GETTY PETROLEUM CORP.

                                    INDEX

Part I.  FINANCIAL INFORMATION                                      Page Number
- - ------------------------------                                      -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1996 and
  January 31, 1996                                                       1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1996 and 1995                                2

 Consolidated Statements of Cash Flows for the six months
  ended July 31, 1996 and 1995                                           3

 Notes to Consolidated Financial Statements                            4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  7 - 9

Part II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               10

Signatures                                                              10

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


- - -----------------------------------------------------------------------------
                                                    July 31,     January 31,
- - -----------------------------------------------------------------------------
Assets:                                               1996           1996
- - -----------------------------------------------------------------------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                          $26,838        $19,808
  Short-term investments                               1,147          1,059
  Accounts receivable, net                            12,944         15,327
  Inventories                                         24,206         21,214
  Deferred income taxes                                7,538          5,880
  Prepaid expenses and other current assets            1,938          3,388
                                                    --------       --------
    Total current assets                              74,611         66,676

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization           184,140        184,559
Other assets                                          10,637         10,231
                                                    --------       --------
    Total assets                                    $269,388       $261,466
                                                    ========       ========


- - -----------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- - -----------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                      $9,698         $9,154
  Accounts payable                                    25,416         26,856
  Accrued expenses                                    35,112         26,195
  Gasoline taxes payable                              15,889         13,919
  Income taxes payable                                   199            175
                                                    --------       --------
    Total current liabilities                         86,314         76,299

Long-term debt                                        17,107         19,589
Obligations under capital leases                      19,742         22,843
Deferred income taxes                                 18,641         16,977
Other, principally deposits                           15,547         15,184

Stockholders' equity:
  Preferred stock                                          -              -
  Common stock, par value $.10 per share               1,357          1,355
  Other stockholders' equity                         110,680        109,219
                                                    --------       --------
                                                     112,037        110,574
                                                    --------       --------
    Total liabilities and stockholders' equity      $269,388       $261,466
                                                    ========       ========


                           See accompanying notes.

                     GETTY PETROLEUM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)
- - --------------------------------------------------------------------------------
                                          Three months          Six months
                                          ended July 31,       ended July 31,
- - --------------------------------------------------------------------------------
                                           1996      1995     1996      1995
- - --------------------------------------------------------------------------------
Net sales                               $219,515  $184,555  $423,799   $379,562
Rental income                              8,796     8,453    17,777     16,984
Other income (expense)                     1,754     1,780    (5,001)     3,314
                                        --------  --------  --------   --------
                                         230,065   194,788   436,575    399,860
                                        --------  --------  --------   --------

Cost of sales                            203,987   175,788   404,948    364,016
Selling, general and administrative
  expenses                                 6,804     6,846    13,141     12,946
                                        --------  --------  --------   --------
                                         210,791   182,634   418,089    376,962
                                        --------  --------  --------   --------
Earnings before interest, taxes,
  depreciation and amortization           19,274    12,154    18,486     22,898
Interest expense                           1,758     2,438     3,613      4,951
Depreciation and amortization              5,743     5,589    11,412     11,080
                                        --------  --------  --------   --------

Earnings before provision for
  income taxes and cumulative effect
  of accounting change                    11,773     4,127     3,461      6,867
Provision for income taxes                 4,604     1,616     1,457      2,700
                                        --------  --------  --------   --------

Earnings before cumulative effect of
  accounting change                        7,169     2,511     2,004      4,167

Cumulative effect of accounting change         -         -         -       (794)
                                        --------  --------  --------   --------

Net earnings                              $7,169    $2,511    $2,004     $3,373
                                        ========  ========  ========   ========


Per Share Data:

  Earnings before cumulative effect of
   accounting change                       $0.57     $0.20     $0.16      $0.33

  Cumulative effect of accounting change       -         -         -      (0.06)
                                        --------  --------  --------   --------

  Net earnings per share                   $0.57     $0.20     $0.16      $0.27
                                        ========  ========  ========   ========

Weighted average shares outstanding       12,676    12,645    12,672     12,645
                                        ========  ========  ========   ========


                            See accompanying notes.

                     GETTY PETROLEUM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
- - --------------------------------------------------------------------------------
                                                         Six months ended
                                                               July 31,
- - --------------------------------------------------------------------------------
                                                           1996        1995
- - --------------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings                                             $2,004         $3,373
Adjustments to reconcile net earnings  to
  net cash provided by operating activities:
  Cumulative effect of accounting change                      -            794
  Depreciation and amortization                          11,412         11,080
  Deferred income taxes                                      (3)           467
  Gain on dispositions of property, plant
    and equipment                                        (1,260)        (1,253)
  Gain on short-term investments                            (66)             -
Changes in assets and liabilities:
  Accounts receivable                                     2,383          3,933
  Inventories                                            (2,992)        (2,207)
  Prepaid expenses and other current assets               1,396          1,343
  Other assets                                             (469)          (912)
  Accounts payable, accrued expenses and
   gasoline taxes payable                                 9,447         (5,678)
  Income taxes payable                                       24            183
  Other, principally deposits                               363            370
                                                        -------        -------
    Net cash provided by operating activities            22,239         11,493
                                                        -------        -------

Cash flows from investing activities:
  Capital expenditures                                  (10,734)        (9,361)
  Property acquisitions                                    (753)          (463)
  Proceeds from dispositions of property,
   plant and equipment                                    1,871          1,755
                                                        -------        -------
    Net cash used in investing activities                (9,616)        (8,069)
                                                        -------        -------

Cash flows from financing activities:
  Repayment of long-term debt                            (2,409)        (4,096)
  Payments under capital lease obligations               (2,630)        (2,511)
  Cash dividends                                           (760)             -
  Treasury stock and stock options, net                     206             12
                                                        -------        -------
    Net cash used in financing activities                (5,593)        (6,595)
                                                        -------        -------

Net increase (decrease) in cash and cash equivalents      7,030         (3,171)
Cash and cash equivalents at beginning of period         19,808         41,576
                                                        -------        -------

Cash and cash equivalents at end of period              $26,838        $38,405
                                                        =======        =======


Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                             $3,616         $4,894
    Income taxes, net                                     1,435          2,199


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

2.  Accounting change:

     The consolidated statement of operations for the six months ended July 31, 1995 has been restated to retroactively reflect an after-tax charge to earnings of $794,000 for the cumulative effect of adopting at the end of that fiscal year, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

3.  Earnings per share:

     Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.

4.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Due to changes in product costs during the quarter ended July 31, 1996, the Company decreased the LIFO inventory reserve of $3,480,000 that was recorded in the first quarter ended April 30, 1996 by $1,222,000, which decreased cost of sales and increased pre-tax income by such amount during the current quarter. The net LIFO charge of $2,258,000 for the six months ended July 31, 1996 increased cost of sales and decreased pre-tax income by such amount. During the prior year's comparable periods, there were no LIFO inventory charges. As of January 31, 1996, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

5.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1996 is as follows (in thousands):

                                                              Net
                                                           Unrealized
                                                 Treasury  Gain (Loss)
                      Common   Paid-in  Retained   Stock,   on Equity
                       Stock   Capital  Earnings  at cost  Securities   Total
- - --------------------------------------------------------------------------------
Balance,
 January 31, 1996     $1,355  $119,960   $3,481  $14,090     ($132)    $110,574

Net income                                2,004                           2,004

Cash dividends-
 $.06 per share                            (760)                           (760)

Net unrealized gain
 on equity securities                                           13           13

Purchase of
 treasury stock                                       15                    (15)

Issuance of
 treasury stock                     (2)              (26)                    24

Stock options
 exercised                 2       195                                      197
                      ------  --------   ------  -------    ------     --------
Balance,
 July 31, 1996        $1,357  $120,153   $4,725  $14,079     ($119)    $112,037
                      ======  ========   ======  =======    ======     ========


6.  Legal proceeding:

     In May 1996, a federal judge in the U.S. District Court for the Eastern District of New York entered a judgment in the amount of $8.4 million, plus interest, in favor of Morrison-Knudsen Company, Inc. against the Company's former construction company subsidiary, Slattery Associates, Inc., which was sold in 1989.

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

     During the quarter ended April 30, 1996, the Company recorded a pre-tax charge of $7.5 million ($4.7 million after-tax or $.37 per share) in addition to a previously established reserve of $3.6 million for the Morrison-Knudsen litigation. The pre-tax charge is included in other income (expense) in the consolidated statement of operations for the six months ended July 31, 1996. The Company's consolidated balance sheet as of July 31, 1996 includes an accrual of $11.2 million relating to this matter.

     The Company has filed a post-judgment motion with the trial court contending that the court applied incorrect rates of interest. After disposition of the motion, the Company intends to vigorously appeal.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 1996 compared with quarter ended July 31, 1995
 --------------------------------

     Net sales for the second fiscal quarter ended July 31, 1996 were $219.5 million as compared with $184.6 million for the same quarter last year. The increase in net sales was principally due to a 16.4% increase in average selling prices and a 6.9 million gallon or 3.7% increase in retail gallonage sold, partially offset by a 1.9 million gallon or 3.2% decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) was $15.5 million for the quarter ended July 31, 1996 compared to $8.8 million in the comparable period last year. The increase in gross profit of $6.7 million was principally due to higher product margins including a LIFO inventory credit of $1.2 million, and increased retail sales volumes.

     Rental income for the three months ended July 31, 1996 amounted to $8.8 million as compared with $8.5 million for the quarter ended July 31, 1995. The increase was due to rent escalations provided under existing lease agreements and lease renewals, and higher rentals as a result of improvements to the facilities.

     Other income was $1.8 million for the three months ended July 31, 1996 and 1995. The current quarter included $.4 million of higher gains on dispositions of assets, which was offset by $.3 million of reduced investment income and $.1 million of expenses related to the proposed spin-off of the Company's petroleum marketing business.

     Selling, general and administrative expenses were comparable for the quarters ended July 31, 1996 and 1995.

     Interest expense for the three months ended July 31, 1996 amounted to $1.8 million as compared with $2.4 million for the quarter ended July 31, 1995. The decrease was principally due to reduced debt and capitalized lease obligations outstanding during the quarter ended July 31, 1996.

     Depreciation and amortization was $5.7 million for the quarter ended July 31, 1996 compared with $5.6 million for the quarter ended July 31, 1995. The increase was due to higher depreciation as a result of additions to property, plant and equipment.

Results of Operations - Six months ended July 31, 1996 compared with six months ended July 31, 1995
 -----------------------------------

     Net sales for the six months ended July 31, 1996 were $423.8 million as compared with $379.6 million for the same period last year. The increase in net sales was principally due to a 9.9% increase in average selling prices and a 16.0 million gallon or 4.5% increase in retail gallonage sold, partially offset by an 8.5 million gallon or 6.8% decrease in wholesale gallonage sold. Gross profit (excluding rental and other income (expense)) was $18.8 million for the six months ended July 31, 1996 compared to $15.5 million in the comparable period last year. The increase in gross profit of $3.3 million was principally due to higher product margins including a LIFO inventory charge of $2.3 million during the six months ended July 31, 1996, and increased retail sales volumes.

     Rental income for the six months ended July 31, 1996 amounted to $17.8 million as compared with $17.0 million for the six months ended July 31, 1995. The increase was due to rent escalations provided under existing lease agreements and lease renewals, and higher rentals as a result of improvements to the facilities.

     Other income (expense) was ($5.0) million for the six months ended July 31, 1996 as compared with $3.3 million for the six months ended July 31, 1995. The current six month period included a pre-tax charge of $7.5 million related to a judgment against Slattery Associates, Inc., a former construction company subsidiary, which was sold in 1989. Also contributing to the decrease in other income was $.5 million of reduced investment income and $.3 million of expenses related to the proposed spin-off.

     Selling, general and administrative expenses for the six months ended July 31, 1996 amounted to $13.1 million which was comparable to the $12.9 million for the six months ended July 31, 1995.

     Interest expense for the six months ended July 31, 1996 amounted to $3.6 million, a decrease of $1.3 million from the comparable period last year.
The decrease was principally due to reduced debt and capitalized lease obligations outstanding during the current period.

     Depreciation and amortization increased by $.3 million in the current six month period as compared with the six months ended July 31, 1995. The increase was due to higher depreciation as a result of additions to property, plant and equipment.

     The six months ended July 31, 1995 was restated to retroactively reflect a charge to earnings of $.8 million for the cumulative effect of adopting at the end of that fiscal year, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Liquidity and Capital Resources
- - -------------------------------

     As of July 31, 1996, working capital amounted to a deficit of $11.7 million as compared to a deficit of $9.6 million as of January 31, 1996. The decrease in working capital was primarily due to $11.5 million of capital expenditures and the reduction of $5.6 million in long-term indebtedness, partially offset by $15.1 million of working capital generated during the six month period from operations which included an after-tax charge of $4.7 million relating to the Morrison-Knudsen judgment.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $22.2 million during the six months ended July 31, 1996, and its short-term unsecured lines of credit. As of July 31, 1996, such lines of credit amounted to $60 million, of which $8.4 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by cash flows from operations, available cash and short-term investments of $28.0 million as of July 31, 1996 and available credit lines.

Spin-off
- - -----------------

     During the fiscal quarter ended April 30, 1996, the Company announced that it intends to spin-off its petroleum marketing business and on March 13, 1996, a request for a tax-free ruling was filed with the Internal Revenue Service. On September 13, 1996, the Company received a favorable ruling.
It is anticipated that the spin-off will be completed at the end of the Company's fiscal year ending January 31, 1997. Although the exact exchange ratio has not yet been established, it is expected that each stockholder of record will receive a dividend of approximately one share of stock in the new company, Getty Petroleum Marketing Inc., for each share of Getty Petroleum Corp. At that time, Getty Petroleum Corp. will change its name to Getty Realty Corp.

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

               None


                                 SIGNATURES
                                ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GETTY PETROLEUM CORP.
                           ----------------------
                                (Registrant)

Dated:  September 13, 1996                   BY:  /s/ Michael K. Hantman
                                                  -------------------------
                                                      (Signature)
                                             MICHAEL K. HANTMAN
                                             Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)


Dated:  September 13, 1996                   BY:  /s/ John J. Fitteron
                                                  -------------------------
                                                       (Signature)
                                             JOHN J. FITTERON
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)


Dated:  September 13, 1996                   BY:  /s/ Leo Liebowitz
                                                  -------------------------
                                                       (Signature)
                                             LEO LIEBOWITZ
                                             President (Chief Executive
                                             Officer)