Form 10-Q
period 1996-10-31
GETTY PETROLEUM CORP
filed 1996-12-05
CIK 79849

=============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1996              Commission file number 1-8059
                  ----------------                                     ------

                            GETTY PETROLEUM CORP.
           -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                     11-2232705
--------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

125 Jericho Turnpike, Jericho, New York                       11753
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                              (516) 338 - 6000
             ---------------------------------------------------
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

Registrant has 12,675,285 shares of Common Stock, par value $.10 per share, outstanding as of October 31, 1996.



=============================================================================



                            GETTY PETROLEUM CORP.

                                    INDEX

Part I.  FINANCIAL INFORMATION                                     Page Number
------------------------------                                     -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1996 and
  January 31, 1996                                                      1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1996 and 1995                           2

 Consolidated Statements of Cash Flows for the nine months
  ended October 31, 1996 and 1995                                       3

 Notes to Consolidated Financial Statements                           4 - 6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7 - 9

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                              10

Signatures                                                             10

                   GETTY PETROLEUM CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


-----------------------------------------------------------------------------
                                                   October 31,   January 31,
-----------------------------------------------------------------------------
Assets:                                                1996          1996
-----------------------------------------------------------------------------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents                          $29,090        $19,808
  Short-term investments                                 535          1,059
  Accounts receivable, net                            15,868         15,327
  Inventories                                         21,926         21,214
  Deferred income taxes                                4,926          5,880
  Prepaid expenses and other current assets            6,498          3,388
                                                    --------       --------
      Total current assets                            78,843         66,676

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization           184,914        184,559
Other assets                                          10,361         10,231
                                                    --------       --------
      Total assets                                  $274,118       $261,466
                                                    ========       ========

-----------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                     $10,108         $9,154
  Accounts payable                                    31,510         26,856
  Accrued expenses                                    34,246         26,195
  Gasoline taxes payable                              16,273         13,919
  Income taxes payable                                     -            175
                                                    --------       --------
      Total current liabilities                       92,137         76,299

Long-term debt                                        15,652         19,589
Obligations under capital leases                      18,153         22,843
Deferred income taxes                                 18,298         16,977
Other, principally deposits                           15,650         15,184

Stockholders' equity:
  Preferred stock                                          -              -
  Common stock, par value $.10 per share               1,357          1,355
  Other stockholders' equity                         112,871        109,219
                                                    --------       --------
                                                     114,228        110,574
                                                    --------       --------

      Total liabilities and stockholders' equity    $274,118       $261,466
                                                    ========       ========




                           See accompanying notes.

                     GETTY PETROLEUM CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                  (unaudited)

--------------------------------------------------------------------------------
                                     Three months ended     Nine months ended
                                          October 31,           October 31,
--------------------------------------------------------------------------------
                                         1996      1995        1996     1995
--------------------------------------------------------------------------------
Net sales                             $214,755   $212,043   $638,554   $591,605
Rental income                            8,998      8,687     26,775     25,671
Other income (expense)                   2,694      1,568     (2,307)     4,882
                                      --------   --------   --------   --------
                                       226,447    222,298    663,022    622,158
                                      --------   --------   --------   --------

Cost of sales                          208,560    201,200    613,508    565,216
Selling, general and
 administrative expenses                 5,948      6,525     19,089     19,471
                                      --------   --------   --------   --------
                                       214,508    207,725    632,597    584,687
                                      --------   --------   --------   --------
Earnings before interest, taxes,
  depreciation and amortization         11,939     14,573     30,425     37,471
Interest expense                         1,651      2,322      5,264      7,273
Depreciation and amortization            5,867      5,681     17,279     16,761
                                      --------   --------   --------   --------

Earnings before provision for
  income taxes and cumulative
  effect of accounting change            4,421      6,570      7,882     13,437
Provision for income taxes               1,868      2,531      3,325      5,231
                                      --------   --------   --------   --------

Earnings before cumulative
  effect of accounting change            2,553      4,039      4,557      8,206

Cumulative effect of
  accounting change                          -          -          -       (794)
                                      --------   --------   --------   --------
Net earnings                            $2,553     $4,039     $4,557     $7,412
                                      ========   ========   ========  =========

Per Share Data:

  Earnings before cumulative
   effect of accounting change           $0.20      $0.32      $0.36      $0.65

  Cumulative effect of
   accounting change                         -          -          -      (0.06)
                                      --------   --------   --------   --------

  Net earnings per share                 $0.20      $0.32      $0.36      $0.59
                                      ========   ========   ========  =========

Weighted average shares outstanding     12,675     12,650     12,673     12,646
                                      ========   ========   ========  =========



                            See accompanying notes.

                     GETTY PETROLEUM CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine months ended
                                                               October 31,
                                                           ------------------
                                                             1996     1995
                                                             ----     ----
Cash flows from operating activities:
Net earnings                                               $4,557      $7,412
Adjustments to reconcile net earnings  to
  net cash provided by operating activities:
  Cumulative effect of accounting change                        -         794
  Depreciation and amortization                            17,279      16,761
  Deferred income taxes                                     2,251       1,762
  Gain on dispositions of property, plant
    and equipment                                          (1,559)     (1,301)
  Sale of trading securities                                  581           -
Changes in assets and liabilities:
  Accounts receivable                                        (541)      4,937
  Inventories                                                (712)     (9,600)
  Prepaid expenses and other current assets                (3,168)       (298)
  Other assets                                               (224)       (851)
  Accounts payable, accrued expenses and
    gasoline taxes payable                                 15,059      (5,708)
  Income taxes payable                                       (175)       (377)
  Other, principally deposits                                 466         512
                                                          -------     -------
        Net cash provided by operating activities          33,814      14,043
                                                          -------     -------

Cash flows from investing activities:
  Capital expenditures                                    (17,405)    (15,387)
  Property acquisitions                                      (839)     (2,734)
  Proceeds from dispositions of property,
    plant and equipment                                     2,321       2,330
                                                          -------     -------
        Net cash used in investing activities             (15,923)    (15,791)
                                                          -------     -------

Cash flows from financing activities:
  Repayment of long-term debt                              (3,722)     (5,443)
  Payments under capital lease obligations                 (3,951)     (3,279)
  Cash dividends                                           (1,140)       (380)
  Treasury stock and stock options, net                       204          99
                                                          -------     -------
        Net cash used in financing activities              (8,609)     (9,003)
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents        9,282     (10,751)
Cash and cash equivalents at beginning of period           19,808      41,576
                                                          -------     -------

Cash and cash equivalents at end of period                $29,090     $30,825
                                                          =======     =======

Supplemental disclosures of cash flow information
  Cash paid during the period for:
      Interest                                             $5,269      $7,107
      Income taxes, net                                     4,623       4,261



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

2.  Accounting change:

     The consolidated statement of operations for the nine months ended October 31, 1995 has been restated to retroactively reflect an after-tax charge to earnings of $794,000 for the cumulative effect of adopting at the end of that fiscal year, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

3.  Earnings per share:

     Earnings per share is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.

4.  Inventories:

     Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Due to increases in product costs during the three and nine months ended October 31, 1996, the Company recorded LIFO inventory charges of $1,697,000 and $3,955,000, respectively. The charges increased cost of sales and decreased pre-tax income by such amounts during the respective periods. During the prior year's comparable periods, there were no LIFO inventory charges. As of January 31, 1996, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") method or replacement cost.

5.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1996 is as follows (in thousands):

                                                        Net Unrealized
                                               Treasury   Gain (Loss)
                   Common  Paid-in   Retained    Stock,    on Equity
                   Stock   Capital   Earnings   at cost    Securities    Total
--------------------------------------------------------------------------------

Balance,
 January 31, 1996  $1,355  $119,960    $3,481   $14,090     $(132)     $110,574

Net earnings                            4,557                             4,557

Cash dividends -
 $.09 per share                        (1,140)                           (1,140)

Net unrealized gain
 on equity securities                                          33            33

Purchase of
 treasury stock                                      20                     (20)

Issuance of
 treasury stock                  (2)                (29)                     27

Stock options
 exercised              2       195                                         197
                   ------  --------    ------   -------    ------      --------
Balance,
 October 31, 1996  $1,357  $120,153    $6,898   $14,081    $  (99)     $114,228
                   ======  ========    ======   =======    ======      ========


6.  Legal proceeding:

     In May 1996, a federal judge in the U.S. District Court for the Eastern District of New York entered a judgment against the Company's former construction company subsidiary, Slattery Associates, Inc., in the amount of $8.4 million, plus interest, in favor of Morrison-Knudsen Company, Inc. During the quarter ended April 30, 1996, the Company recorded a pre-tax charge of $7.5 million in addition to a previously established reserve of $3.6 million for a total of $11.1 million related to the litigation. On November 29, 1996, the case was settled for $9.2 million. Accordingly, during the quarter ended October 31, 1996 the Company reversed into income $1.8 million of the previously established reserve after related legal expenses. The third quarter pre-tax credit of $1.8 million and the resultant nine month charge of $5.8 million related to this matter are included in other income (expense) in the consolidated statements of operations.

7.  Spin-off

     During the fiscal quarter ended April 30, 1996, the Company announced its intention to spin-off its petroleum marketing business and filed a request for a tax-free ruling with the Internal Revenue Service. On September 13, 1996, the Company received a favorable ruling. On November 19, 1996, the Company filed a Form 10 Registration Statement with the Securities and Exchange Commission on behalf of its newly formed subsidiary, Getty Petroleum Marketing Inc. It is anticipated that the spin-off will be completed at the end of the Company's fiscal year ending January 31, 1997. Although the exact exchange ratio has not yet been established, it is expected that each stockholder of record will receive a dividend of approximately one share of stock in the new company, Getty Petroleum Marketing Inc., for each share of Getty Petroleum Corp. At that time, Getty Petroleum Corp. will change its name to Getty Realty Corp.

     Pro forma unaudited consolidated financial data of the Marketing and Realty businesses for the nine months ended October 31, 1996 and 1995, assuming the spin-off had occurred on February 1, 1995, are as follows (in thousands except per share amounts):


                              Marketing                      Realty
                        1996           1995            1996         1995
------------------------------------------------------------------------------
Revenues              $642,225       $598,249        $62,929       $65,257
Earnings before
 interest, taxes,
 depreciation and
 amortization            6,892         13,049         23,533 (a)    24,422 (a)
Net earnings (loss)     (2,092)         1,701 (b)      6,649         5,711 (b)
Net earnings (loss)
 per share                (.17)           .13 (b)        .53           .45 (b)


(a) Includes recoveries of environmental expenses from state underground tank funds of $6.1 million in 1996 and $1.1 million in 1995 and a charge of $5.8 million in 1996 related to Morrison-Knudsen litigation settlement.

(b) Includes charge of $282 or $.02 per share for Marketing and $512 or $.04 per share for Realty, from the cumulative effect of adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the spin-off been consummated as of the beginning of fiscal 1996, nor are they necessarily indicative of future results. The results of operations in future periods will reflect certain expenses not incurred in prior periods associated with operating and reporting as separate publicly held companies.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended October 31, 1996 compared with quarter ended October 31, 1995
 -----------------------------------

     Net sales for the third fiscal quarter ended October 31, 1996 were $214.8 million as compared with $212.0 million for the same quarter last year. The increase in net sales was principally due to a 14.2 million gallon or 7.8% increase in retail gallonage sold, partially offset by a 4.8 million gallon or 7.6% decrease in wholesale gallonage sold. Gross profit (excluding rental and other income) decreased by $4.6 million in the quarter ended October 31, 1996 as compared to the same quarter last year. The decrease in gross profit in the current quarter was principally due to lower retail product margins including a LIFO inventory charge of $1.7 million during the quarter ended October 31, 1996, partially offset by $4.6 million of greater recoveries of environmental expenses from state underground tank funds, and increased retail sales volumes.

     Rental income for the three months ended October 31, 1996 amounted to $9.0 million as compared with $8.7 million for the quarter ended October 31, 1995. The increase was due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Other income was $2.7 million for the three months ended October 31, 1996, as compared with $1.6 million for the quarter ended October 31, 1995. The increase in other income during the quarter ended October 31, 1996 was primarily due to the $1.8 million reversal of a previously established reserve related to the settlement of a dispute between the Company's former construction company subsidiary, Slattery Associates, Inc. and Morrison-Knudsen Company, Inc. The increase in other income was partially offset by $.3 million of expenses during the current third fiscal quarter related to the proposed spin-off of the Company's petroleum marketing business.

     Selling, general and administrative expenses for the quarter ended October 31, 1996 amounted to $5.9 million as compared with $6.5 million for the quarter ended October 31, 1995. The decrease was principally due to lower employee and legal expenses.

     Interest expense for the three months ended October 31, 1996 amounted to $1.7 million as compared with $2.3 million for the quarter ended October 31, 1995. The decrease was principally due to reduced debt and capitalized lease obligations outstanding during the quarter ended October 31, 1996.

     Depreciation and amortization was $5.9 million for the quarter ended October 31, 1996 as compared with $5.7 million for the quarter ended October 31, 1995. The increase was due to higher depreciation as a result of additions to property, plant and equipment.

Results of Operations - Nine months ended October 31, 1996 compared with nine months ended October 31, 1995
 ---------------------------------------

     Net sales for the nine months ended October 31, 1996 were $638.6 million as compared with $591.6 million for the same period last year. The increase in net sales was principally due to a 5.5% increase in average selling prices and a 30.3 million gallon or 5.6% increase in retail gallonage sold, partially offset by a 13.3 million or 7.1% decrease in wholesale gallonage sold. Gross profit (excluding rental and other income (expense)) was $25.0 million for the nine months ended October 31, 1996 as compared to $26.4 million in the comparable period last year. The decrease in gross profit in the current nine month period was principally due to lower retail product margins including a LIFO inventory charge of $4.0 million during the nine months ended October 31, 1996, partially offset by $5.0 million of greater recoveries of environmental expenses from state underground tank funds, and increased retail sales volumes.

     Rental income for the nine months ended October 31, 1996 amounted to $26.8 million as compared with $25.7 million for the nine months ended October 31, 1995. The increase was due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Other income (expense) was ($2.3) million for the nine months ended October 31, 1996, as compared with $4.9 million for the nine months ended October 31, 1995. The current nine month period included a pre-tax charge of $5.8 million related to the settlement of a dispute between the Company's former construction company subsidiary, Slattery Associates, Inc. and Morrison-Knudsen Company, Inc. Also contributing to the decrease in other income was $.6 million of expenses related to the proposed spin-off and $.5 million of lower investment income.

     Selling, general and administrative expenses for the nine months ended October 31, 1996 amounted to $19.1 million which was comparable to the $19.5 million for the nine months ended October 31, 1995.

     Interest expense for the nine months ended October 31, 1996 amounted to $5.3 million, a decrease of $2.0 million from the comparable period last year. The decrease was principally due to reduced debt and capitalized lease obligations outstanding during the current period.

     Depreciation and amortization increased by $.5 million in the current nine month period as compared with the nine months ended October 31, 1995. The increase was due to higher depreciation as a result of additions to property, plant and equipment.

     The nine months ended October 31, 1995 was restated to retroactively reflect a charge to earnings of $.8 million for the cumulative effect of adopting at the end of that fiscal year, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of".

Liquidity and Capital Resources
-------------------------------

     As of October 31, 1996, working capital amounted to a deficit of $13.3 million as compared to a deficit of $9.6 million as of January 31, 1996. The decrease in working capital was primarily due to $18.2 million of capital expenditures, including property acquisitions, and the reduction of $8.6 million in long-term indebtedness, partially offset by $23.2 million of working capital generated during the nine month period from operations which included an after-tax charge of $3.4 million relating to the Morrison-Knudsen settlement. The settlement consisted of a cash payment of $9.2 million in November 1996 which cost had been previously provided for in the Company's first fiscal quarter ended April 30, 1996.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $33.8 million during the nine months ended October 31, 1996, and its short-term unsecured lines of credit. As of October 31, 1996, such lines of credit amounted to $60.0 million, of which $7.6 million was utilized in connection with outstanding letters of credit. Management believes that cash requirements for operations and debt service can be met by cash flows from operations, available cash and short-term investments of $29.6 million as of October 31, 1996 and available credit lines.

                         PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Designation of Exhibit
          in this Quarterly Report
          on Form 10-Q                      Description of Exhibit
          ------------                      ------------------------
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

                            GETTY PETROLEUM CORP.
                           -----------------------
                                (Registrant)



Dated:  December 5, 1996              BY:  /s/ Michael K. Hantman
                                           ------------------------
                                                (Signature)
                                           MICHAEL K. HANTMAN
                                             Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)


Dated:  December 5, 1996              BY:  /s/ John J. Fitteron
                                           ------------------------
                                               (Signature)
                                           JOHN J. FITTERON
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)


Dated:  December 5, 1996              BY:  /s/ Leo Liebowitz
                                           ------------------------
                                               (Signature)
                                           LEO LIEBOWITZ
                                             President (Chief Executive
                                             Officer)