Form 10-K405
period 1997-01-31
GETTY PETROLEUM CORP
filed 1997-05-01
CIK 79849

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-8059

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              11-2232705
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

125 Jericho Turnpike, Jericho, New York                            11753
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  516-338-2600

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange on
     Title of each class                                      which registered
----------------------------                            ------------------------
Common stock, $.10 par value                             New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (7,120,297 shares) of the Company was $119,264,975 as of April 22, 1997.

The registrant had outstanding 12,871,705 shares of common stock as of April 22, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

                     Document                               Part of Form 10-K
                     --------                               -----------------
Annual Report to Stockholders for the fiscal year
 ended January 31, 1997 (the "Annual Report")
 (pages 17 through 36).                                             II

Definitive Proxy Statement for the 1997 Annual Meeting of
 Stockholders (the "Proxy Statement") which will be filed
 by the registrant on or prior to 120 days following the
 end of the registrant's fiscal year ended January 31, 1997
 pursuant to Regulation 14A.                                        III

================================================================================

                                     PART I
Item 1.  Business

General

Prior to the spin-off of its petroleum marketing business on March 21, 1997 (as described below), Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp., (hereinafter, together with its subsidiaries, called "Getty" or the "Company") was one of the nation's largest independent marketers of petroleum products. The Company served retail and wholesale customers through a distribution and marketing network of 1,560 Getty(R) and other branded retail outlets (also referred to as service stations) located in 12 Northeastern and Middle Atlantic states, of which approximately 30% have convenience food stores. The Company stored and distributed petroleum products from 18 distribution terminals and bulk plants. The Company purchased gasoline, fuel oil and related petroleum products from a number of Northeast suppliers. These products were delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region. Through its truck transportation fleet of 141 vehicles and its distribution network, the Company marketed and distributed such products throughout its 12 state region. Of the 1,560 retail outlets supplied by the Company at January 31, 1997, approximately 70% are owned by the Company in fee or held under long-term leases. The remaining retail outlets purchased petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchased Getty products from the Company. The Company also sold on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities and sold fuel oil, kerosene and propane to residential, commercial and governmental customers in Maryland, Pennsylvania and upstate New York.

On March 13, 1996, the Company announced that, subject to approval from the Internal Revenue Service, it intended to spin-off its petroleum marketing business to its stockholders on a tax-free basis. On March 21, 1997, the Company effected the spin-off (the "spin-off") of its petroleum marketing business to its stockholders, and stockholders of record on that date received a tax-free dividend of one share of Marketing (as defined below) common stock for each share of common stock of the Company. The Company retained its real estate business and leased most of its properties on a long-term net basis to the distributed company, which is named Getty Petroleum Marketing Inc. ("Marketing"), and the Company will be principally engaged in the ownership and management of real estate. The Company also retained the Pennyslvania and Maryland home heating oil business. The Company transferred to Marketing the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley home heating oil business. For additional information regarding the spin-off, see Note 13 to the accompanying consolidated financial statements.

The Company and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, President and Chief Executive Officer and a director of the

Company, and Mr. Milton Safenowitz, a director and former Executive Vice President of the

Company, founded the business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six additional states. Since 1985, the Company's operations expanded to a marketing region encompassing 12 Northeastern and Middle Atlantic states through additional acquisitions of numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. Commencing in 1992, the Company implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. Over the last five years, this process resulted in the divestment of non-strategic and uneconomic retail outlets.

Operating Strategy

Prior to the spin-off, the Company's operating strategy was to market motor fuels through service stations operated by independent Getty licensed dealers who lease or sublease the Company's service stations. Such dealers would either buy their petroleum products from the Company or from licensed Getty distributors who purchased Getty products from the Company, or sold the Company's petroleum products and received a commission. The Company viewed each of its retail outlets as a "profit center" and believed that independent operators, with greater financial incentive than salaried employees, generally operated retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators provided the Company with a steady and increasing source of rental income and has enabled the Company to reduce its direct operating costs.

The Company directly operated two retail outlets at January 31, 1997, utilizing salaried employees. While the Company sought to lease or sublease retail outlets to independent operators, it has historically retained a certain number of such company operated outlets. These outlets permitted management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts. After the spin-off, these outlets will be operated by Marketing.

Certain of the outlets have convenience food stores, automotive repair centers and car washes. Getty received higher rentals from such properties as a result of such additional uses.

As a result of the spin-off, the Company is now an independent real estate company which will utilize its skills and knowledge of the petroleum industry to make acquisitions and enter into lease transactions nationwide. It will no longer be constrained by Marketing's regional presence and petroleum marketing infrastructure. The Company intends to specialize in the ownership of properties in the petroleum industry since it has substantial knowledge and expertise in this industry.

Distribution and Real Estate

The retail outlets sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under the Company's proprietary brand name, Getty, or, to a limited extent, under other brand names, in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont and Virginia.

At January 31, 1997, the Company had 1,560 Getty and other branded retail outlets as follows:


(i) 2 Company operated retail outlets which are operated by salaried employees;

(ii) 250 lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and purchase their petroleum products from the Company);

(iii) 683 commission lessee dealer operated retail outlets (dealers who lease or sublease retail outlets and receive a commission for sale of Company owned petroleum products);

(iv) 93 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 108 contract dealer retail outlets (dealers who purchase their petroleum products from the Company or sell the Company's petroleum products on a commission basis but do not lease or sublease retail outlets from the Company); and

(vi) 34 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 424 retail outlets.

After the spin-off, Marketing will be responsible for operating the retail outlets previously operated by the Company, for selling petroleum products to dealers and distributors and for sub-leasing retail outlets to dealers.

The table below summarizes the aggregate additions and deletions to the number of retail outlets during each of the three fiscal years ended January 31, 1997:

               Retail Outlets                       Retail Outlets
                at Beginning                            at End
Fiscal Year      of Period     Additions Deletions    of Period
-----------    ------------    --------- ---------   -----------
1997               1,625            7        72         1,560(a)
1996               1,751            7       133         1,625
1995               1,865            8       122         1,751

(a) Includes 283 retail outlets operated by Uni-Marts, Inc., of which 111 are leased from the Company. See Note 5 to the accompanying consolidated financial statements.

Prior to the spin-off, the Company had generally extended three-year lease terms to its dealers, except for new dealers, who generally received a one year trial lease. Such leases provided for fixed and variable rentals at competitive rates. In addition, most leases provided for an additional rental if the dealer failed to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet was generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which were performed by the Company.

Getty distributed its petroleum products from 18 distribution terminals and bulk plants which are Company controlled either through fee ownership or long-term leases and utilized additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products were transported to retail outlets by the Company's truck transportation fleet, whose drivers were compensated in part on an incentive-based system.

In connection with the spin-off, the Company and Marketing entered into a Master Lease Agreement (the "Master Lease") with respect to 1,034 service station and convenience store properties and 10 distribution terminals and bulk plants (including those properties leased by the Company from Power Test Realty Company Limited Partnership (the "Operating Partnership")). The initial term of the Master Lease is 15 years (or periods ranging from one to fifteen years with respect to approximately 400 properties leased by Getty from third parties other than the Operating Partnership), and generally provides Marketing with four ten-year renewal options (or with respect to such leased properties, such shorter period as the underlying lease may provide). The Master Lease is a "triple-net" lease, so Marketing is responsible for the cost of all taxes, maintenance, repairs, insurance and other operating expenses. Rent for each of the properties was set using the fair market value of each such property, assuming certain environmental conditions for which the Company is responsible. The Company anticipates that it will receive, on an annual basis, net lease payments from Marketing aggregating approximately $57 million commencing in the fiscal year ending January 31, 1998.

As of January 31, 1997, the Company had 84 additional properties, most of which are leased for non-petroleum use. The Company also had 25 properties being held for disposition.

Certain of the Company's properties mentioned above have 144 tenants who do not sell the Company's petroleum products.

During the year ended January 31, 1997, the Company sold heating oil, propane
(LPG) and related services directly to approximately 52,300 retail and commercial customers. In addition, the Company was a wholesale supplier of #2 heating oil in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene were marketed both to distributors of such products and directly by the Company to retail outlets and consumers. After the spin-off, the Company will retain its home heating oil business in Pennsylvania and Maryland.

Product Supply

The Company has agreements with a number of Northeast and Mid-Atlantic suppliers, replacing the previous supply agreement with Phibro Energy USA, Inc. which was phased out through August 31, 1995. These agreements typically have one-year terms, and prices under the agreements are generally based on formulas which are tied to the New York Harbor price for the petroleum product being purchased. These agreements were assigned to Marketing prior to the spin-off. The Company had no crude oil reserves or refining capacity.


Marketing

In order to provide efficient service to retail dealers and other customers, the Company's motor fuel marketing operations were divided into four marketing regions. The Company's regional marketing personnel provided significant guidance, counseling and assistance to the Company's dealers, including advice on retail operations. The marketing personnel also supervised the Company operated retail outlets.

The Company provided advertising and promotional support to its retail outlets. Both radio and newspaper media were utilized, and promotional programs were continuously implemented.

The Company had a cobranded Getty MasterCard, and its retal outlets generally accepted Visa, MasterCard, Discover, Diners Club and American Express credit cards, and "NYCE" and "MAC" debit cards. In addition, the Company had a Getty fleet fueling card and its retail outlets generally accepted certain other fleet fueling cards, which have tracking programs that provide cost control data to fleet customers.

Competition

The Company believes that, based on the number of locations served, it has been one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and the Company competed with a substantial number of integrated oil companies and other companies who may have had greater assets, financial resources and sales. Accordingly, the Company's earnings may have been adversely affected by the marketing policies of such companies, which may have had greater flexibility to withstand price changes than the Company. The Company competed for new dealers and distributors primarily on the basis of Getty brand acceptance, location, supply, price and marketing support. The retail outlets in the Company's marketing network competed primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price. The Company also competes with petroleum companies, distributors and other real estate owners and developers for new locations and for the renewal of expiring leases.

Regulation

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Although the costs related to compliance with those laws and regulations have not had and are not expected to have a material adverse effect on the competitive or financial position of the Company, such costs may have a significant impact on results of operations or liquidity for any single fiscal year or interim period.

The Company is not, and has not been, a refiner and, therefore, has not been subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law, with respect to its Getty branded stations. However, pursuant to the Company's agreements with approximately one-half of its Getty dealers and distributors, the Company voluntarily extended to them coverage under PMPA. Under PMPA, the Company complied with certain notice requirements (generally 90 days) and extended nondiscriminatory contracts to certain of its Getty licensed dealers and distributors, whose franchises could not be terminated or not renewed unless certain PMPA-imposed prerequisites were met as provided in the Company's agreements. Although a licensed dealer or distributor who is covered by PMPA is not required to renew his or her franchise, because the Company has agreed to comply with PMPA with respect to such dealers or distributors, the Company was required to renew the franchises of such dealers and distributors who elect to renew. However, franchisees could be terminated or not renewed for violating certain provisions of the Company's agreements as permitted under PMPA. The PMPA permitted grounds for termination or non-renewal included, among other things, non- payment of rent, misuse of trademark, bankruptcy, criminal misconduct, condemnation and expiration of an underlying lease. Also, the Company could elect to non-renew with a franchisee upon a determination made in good faith that the franchise relationship was uneconomical to the Company. In such latter instance, the Company was required, in accordance with PMPA, to offer to the franchisee the right to purchase the Company's leasehold interest in the property at a bona fide price.

In addition, the Company's operations have been governed by numerous federal, state and local environmental laws and regulations. These laws have included
(i) requirements to dispense reformulated gasoline in accordance with the Clean Air Act, (ii) restrictions imposed on the amount of hydrocarbon vapors which may enter the air at the Company's terminals and service stations, (iii) OSHA and other laws regulating terminal employee exposure to benzene and other hazardous materials, (iv) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (v) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (vi) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively, "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the Master Lease, the Company committed to a program to bring the leased properties to regulatory closure and, thereafter, transfer all future environmental risks from the Company to Marketing. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, the Company commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in aproximately five years. As a result, the Company revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by the Company through more aggressive means of treating contaiminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities".

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

Personnel

As of January 31, 1997, the Company had 673 employees, of which 293 employees, consisting of truck drivers and service technicians, were represented by Amalgamated Local Union 355. Subsequent to the spin-off, the Company has 152 employees, 77 of whom are members of Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Item 2.  Properties

The properties owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1997 are as follows:

                                           January 31,
                             --------------------------------------
                              1997     1996    1995     1994   1993
                              ----     ----    ----     ----   ----
Owned                          441      439     444      457     465

Leased                         732      734     752      772     791
                             -----    -----   -----    -----   -----

Total                        1,173    1,173   1,196    1,229   1,256
                             =====    =====   =====    =====   =====


The Company had a continuous upgrading program to enhance the physical appearance of Getty retail outlets which becomes the responsibility of Marketing after the spin-off.

As of January 31, 1997, the Company also owned in fee 10 distribution terminals and bulk plants and leased 8 distribution terminals and bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island, Pennsylvania, Connecticut and Maryland. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 59 million gallons. The terminals located in East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. Some of the Company's terminals have excess capacity and land that could be developed or adapted to handle products, such as residual fuel, jet fuel and lube blending.

As of January 31, 1997, the Company leased 291 service stations and 5 distribution terminals on a long-term basis from Power Test Realty Company Limited Partnership (the "Partnership"). The sole limited partner of the Partnership is Power Test Investors Limited Partnership ("PTILP"), which was created in 1985 pursuant to a rights offering to all of the Company's then existing stockholders. The general partner of the Partnership and PTILP is CLS General Partnership Corp. ("CLS"), which manages the Partnership and PTILP.
CLS is wholly owned by Messrs. Leo Liebowitz, Milton Safenowitz and Milton Cooper, the principal stockholders of the Company, who as of January 31, 1997 collectively owned 48% of PTILP. The Company does not have any ownership interest in the Partnership or CLS, and does not have any ownership interest or option to purchase the Partnership's property, except for properties that the Company has determined have become uneconomical or unsuitable for the Company's use. In the event the Company makes such a determination, it must either (i) purchase the property from the Partnership for a sum equal to the greater of
(x) the product of the annual rent then in effect multiplied by eleven or (y) 110% of the appraised fair market value of the property considered as encumbered by the lease or (ii) direct the Partnership to sell such property to a third party at a price negotiated by the Company, in which case the Company receives from the Partnership the amount, if any, by which the negotiated price exceeds the price determined by the above formula or pays any deficiency to the Partnership. Each of the leases of the service stations and the distribution terminals with the Partnership has an initial term of 15 years, expiring on January 31, 2000. The Company has the option to extend these leases for up to five consecutive terms of ten years each. During the fiscal years ended January 31, 1997, 1996 and 1995, the Company received from the Partnership $672,000, $648,000 and $624,000, respectively, for administrative and other services rendered to the Partnership and paid rent to the Partnership during such fiscal years of $10,061,000, $10,553,000 and $10,925,000, respectively.
In addition, during the fiscal years ended January 31, 1997, 1996 and 1995, the Company paid an additional sum of $580,470, $4,938,000 and $1,039,000, respectively, for properties purchased.

The Company leases approximately 30,500 square feet of office space at 125 Jericho Turnpike, Jericho, New York where it currently maintains its corporate headquarters, most of which has been subleased to Marketing.

The Company believes that substantially all of its owned and leased properties are in good condition.

For a description of the Company's lease arrangements with Marketing after the spin-off, see discussion above under the caption "Distribution and Real Estate".

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 28 of the Annual Report.

The State of New York has brought an action against the Company for an alleged underground discharge of petroleum products at a certain service station. The action was filed in 1986 in New York State Supreme Court in Albany County. The State was seeking reimbursement for cleanup costs, interest and penalties for the alleged discharge. Most of any possible compensatory damages relating to cleanup activities and any reimbursement to the State arising out of this case is covered by liability insurance.

In 1990, the State of New York brought an action in the New York State Supreme Court in Albany County seeking reimbursement for cleanup costs against the Company and two other petroleum companies arising from an alleged 1984 spill of gasoline. In addition to cleanup costs of $450,000 as of December 1996, together with future cleanup costs of about $25,000, the State is seeking penalties of $500,000 and interest. In November 1996, the Company was dismissed from the lawsuit with the State's consent.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against one of the Company's former subsidiaries seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

In 1992, the State of New York asserted a claim for reimbursement of cleanup costs against the Company and another petroleum company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984. In 1996, the State of New York brought an action in the New York State Supreme Court in Albany County against the Company and the other petroleum company seeking cleanup costs of $209,000, together with interest and penalties of $200,000.

In 1993, the State of New York asserted a claim against the Company for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York State Supreme Court in Albany County to recover $522,000 for cleanup costs and unspecified penalties and interest.

In 1994, a subsidiary of the Company was served with an Amended Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the site. In 1995, another subsidiary of the Company was brought into the same action pertaining to convenience store refuse. The Company believes that its participation in the cost of the cleanup at the site will be determined to be insignificant or de minimis in nature and that its ultimate liability will be less than $50,000.

In December 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages incurred for the remediation of the Pennsauken Sanitary Landfill. In November 1996, one of the defendants filed a third party complaint in the Superior Court of New Jersey, Camden County, against its former customers, including a former construction company subsidiary of the Company, seeking indeminification from the third party defendants for all costs it incurred or will incur in response to the release of hazardous substances in the landfill plus attorneys' fees. The Company believes that the exposure is not material inasmuch as the quantities of construction fill deposited at the waste site was small.

In 1996, the State of New York asseted a claim against the Company for reimubrsement of cleanup costs incurred at a service station in the amount of $291,000, together with statutory penalties of $150,000.

In 1996, the State of New York asserted a second claim against the Company for reimbursement of cleanup costs incurred at a service station in the amount $112,000, plus interest of approximately $24,000.

In 1996, the State of New York asserted a third claim against the Company for reimbursement of cleanup costs at a service station in the amount of $463,000, plus interest of approximately $62,000.

In May 1996, a federal judge in the U.S. District Court for the Eastern District of New York entered a judgment in the amount of $8.4 million, plus interest of $2.7 million, in favor of Morrison-Knudsen Company, Inc. against the Company's former construction company subsidiary, Slattery Associates, Inc., which was sold in 1989. The case arose out of a joint venture between Slattery Associates and Morrison-Knudsen which was established to reconstruct a portion of an expressway in Philadelphia in 1986. The judgment represented Slattery's share of joint venture construction costs which the Court were owed by Slattery. Slattery had contended that Morrison-Knudsen had mismanaged the project and had failed to disclose material facts. Slattery also had contended that certain costs were improperly charged to the joint venture. During the quarter ended April 30, 1996, the Company recorded a pre-tax charge of $7.5 million in addition to a previously established reserve of $3.6 million for a total of $11.1 million related to the litigation. On November 29, 1996, the case was settled for $9.2 million. Accordingly, during the quarter ended October 31, 1996 the Company reversed into income $1.8 million of the previously established reserve after related legal expenses. The resultant nine month charge of $5.8 million related to this matter is included in other income (expense) in the Company's consolidated statement of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1997.

Executive Officers of Registrant

The following table lists the executive officers of the Company as of January 31, 1997, their respective ages, the offices and positions held with the Company and the year in which each was elected an officer. Except for Messrs. Liebowitz and Fitteron, all such persons resigned as officers of the Company on March 21, 1997 and became executive officers of Marketing.

        Name           Age                Position                 Officer Since
        ----           ---                --------                 -------------
Leo Liebowitz           69        President and Chief Executive
                                   Officer                               1971
John J. Fitteron        55        Senior Vice President, Treasurer
                                  and Chief Financial Officer            1986
Alvin A. Smith          58        Senior Vice President and
                                   Chief Operating Officer               1985
James R. Craig          45        Vice President - Marketing             1987
Michael K. Hantman      45        Vice President and
                                  Corporate Controller                   1988

Samuel M. Jones         60        Vice President, Corporate
                                  Secretary and General Counsel   1986

Mr. Liebowitz has been President and Chief Executive Officer and a director of the Company since 1971. He is also the President, Chief Executive Officer and a director of Marketing. He has also served as the President and a director of CLS General Partnership Corp. since 1985. He is also a director of the Regional Banking Advisory Board of Chase Manhattan Corp.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 36 of the Annual Report.

Item 6.  Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 21 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 22 through 36 of the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 3 and 5, and page 15, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 6 through 10 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Common Stock" on page 4 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the heading "Certain Transactions" on pages 12 and 13 of the Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)     1.  Financial statements

              The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 17 are filed as part of this annual report.

          2.  Financial statement schedule

              The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 17 is filed as part of this annual report.

          3.  Exhibits

              The exhibits listed in the Exhibit Index on pages 20 through 26 are filed as part of this annual report.

          4.  Reports on Form 8-K

              Registrant filed a Current Report on Form 8-K dated March 13, 1997 reporting under Item 5, Other Events, that the Company had set a record date of March 21, 1997 for the spin-off of its petroleum marketing assets and business to its stockholders. The Company also announced in the Form 8-K filing that it had revised its estimate of future environmental remediation costs and that in connection therewith it had recorded a $21.2 million pre-tax charge in the fiscal fourth quarter ended January 31, 1997.

                               GETTY REALTY CORP.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                               Items 14(a) 1 & 2

                                                                            Reference
                                                                   ---------------------------
                                                                   Form 10-K      1997 Annual
                                                                    (pages)      Report (pages)
                                                                   ---------------------------
Data incorporated by reference from attached
 1997 Annual Report to Stockholders of Getty
 Realty Corp.:
  Report of Independent Accountants                                                      36

  Consolidated Statements of Operations for the
    years ended January 31, 1997, 1996 and 1995                                          22

  Consolidated Balance Sheets as of January 31,
   1997 and 1996                                                                         23

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1997, 1996 and 1995                                           24

  Notes to Consolidated Financial Statements                                           25 - 35

Report of Independent Accountants - Supplemental Schedule                18

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 1997, 1996 and 1995            19

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1997 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1997 Annual Report to Stockholders is not deemed filed as part of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Realty Corp.:

Our report on the consolidated financial statements of Getty Realty Corp. (formerly known as Getty Petroleum Corp.) and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1997 Annual Report to Stockholders of Getty Realty Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
New York, New York
March 13, 1997, except for Notes 10 and 13, as to which the date is March 21, 1997.

                      GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
              for the years ended January 31, 1997, 1996 and 1995
                                 (in thousands)


                                 Balance at                                        Balance at
                                  beginning                                          end of
                                  of period        Additions          Deductions     period
                                  ---------        ---------          ----------   ----------
1997:
 Allowance for
  doubtful accounts*                 $1,409            $485              $525          $1,369
                                     ======            ====              ====          ======

1996:
 Allowance for
  doubtful accounts*                 $1,509            $561              $661          $1,409
                                     ======            ====              ====          ======

1995:
 Allowance for
  doubtful accounts*                 $1,534            $385              $410          $1,509
                                     ======            ====              ====          ======



*Relates to accounts receivable.

                                 EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 1997

                 Exhibit
                  No.                     Description
                  ---                     -----------
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

                 3.2              Certificate of Amendment of                    Filed as Exhibit B to registrant's Annual
                                  Certificate of Incorporation, filed            Report on Form 10-K for the fiscal year ended
                                  July 22, 1977.                                 January 31, 1978 (File No. 1-8059) and
                                                                                 incorporated herein by reference.

                 3.3              Certificate of Amendment of                    Filed as Exhibit 6.3 to Registration Statement
                                  Certificate of Incorporation, filed            on Form 8-A filed by the Company on July 19,
                                  September 23, 1980.                            1985 (File No. 1-8059) and incorporated herein
                                                                                 by reference.

                 3.4              Certificate of Amendment of                    Filed as Exhibit 6.4 to Registration Statement
                                  Certificate of Incorporation, filed            on Form 8-A filed by the Company on July 19,
                                  June 24, 1985.                                 1985 (File No. 1-8059) and incorporated herein
                                                                                 by reference.

                 3.5              Certificate of Amendment of                    Filed as Exhibit 6.5 to Registration Statement
                                  Certificate of Incorporation, filed            on Form 8-A filed by the Company on July 19,
                                  July 11, 1985.                                 1985 (File No. 1-8059) and incorporated herein
                                                                                 by reference.

                 Exhibit
                  No.                     Description
                  ---                     -----------
                 3.6              Certificate of Amendment of                    Filed as Exhibit A to registrant's definitive
                                  Certificate of Incorporation.                  proxy statement, dated May 8, 1987, with
                                                                                 respect to its Annual Meeting of Stockholders
                                                                                 held June 18, 1987 and incorporated herein by
                                                                                 reference.

                 3.7              Certificate of Ownership and Merger            *
                                  Merging Getty Realty Corp. into Getty
                                  Petroleum Corp. with subsequent name
                                  change to Getty Realty Corp.


                 3.8              By-Laws.                                       Filed as Exhibit 3.2 to registrant's
                                                                                 Registration Statement on Form S-1 filed on
                                                                                 June 23, 1971 (Registration No. 2-40881) and
                                                                                 incorporated herein by reference.

                 3.9              Amendment to By-Laws.                          Filed as Exhibit B to registrant's definitive
                                                                                 proxy statement, dated May 8, 1987, with
                                                                                 respect to its Annual Meeting of Stockholders
                                                                                 held June 18, 1987 and incorporated herein by
                                                                                 reference.

                 3.10             Amendment to By-Laws.                          Filed as Exhibit 3.9 to registrant's Quarterly
                                                                                 Report on Form 10-Q for the quarter ended
                                                                                 April 30, 1988 (File No. 1-8059) and
                                                                                 incorporated herein by reference.

                                  Exhibit
                                    No.
                                  -------                                                      Description
                                                                                               -----------
                 4.7              $35,000,000 reducing revolving Loan            Filed as Exhibit 4.7 to registrant's Quarterly
                                  Agreement between Leemilt's Petroleum,         Report on Form 10-Q for the quarter ended
                                  Inc. and Bank of New England, N.A.             October 31, 1987 (File No. 1-8059) and
                                  dated as of December 7, 1987 and               incorporated herein by reference.
                                  related Guaranty Agreement, dated as
                                  of December 7, 1987, by and between
                                  Getty Petroleum Corp. (now known as
                                  Getty Realty Corp.) and Bank of New
                                  England, N.A.

                 4.8              Amended and Restated Loan Agreement            *
                                  between Leemilt's Petroleum, Inc. and
                                  Fleet Bank of Massachusetts, N.A., as
                                  successor to Bank of New England,
                                  N.A., dated as of October 27, 1995.

                 10.2(b)          Retirement and Profit Sharing Plan             *
                                  (amended and restated as of September
                                  19, 1996).

                 10.3             Asset Purchase Agreement between Power         Filed as Exhibit 2(a) to registrant's Current
                                  Test Corp. (now known as Getty Realty          Report on Form 8-K, filed February 19, 1985
                                  Corp.) and Texaco Inc., Getty Oil              (File No. 1-8059) and incorporated herein by
                                  Company, and Getty Refining and                reference.
                                  Marketing Company, dated December 21,
                                  1984.

                 10.4             Trademark License Agreement between            Filed as Exhibit 2(b) to registrant's Current
                                  Texaco Inc., Getty Oil Company, Texaco         Report on Form 8-K, filed February 19, 1985
                                  Refining and Marketing Inc., and Power         (File No. 1-8059) and incorporated herein by
                                  Test Corp. (now known as Getty Realty          reference.
                                  Corp.), dated February 1, 1985.

                 Exhibit                  Description
                  No.                     -----------
                  ---
                 10.7             Form of Real Property Leases between           Filed as Exhibit 2(e) to registrant's Current
                                  Power Test Realty Company Limited              Report on Form 8-K, filed February 19, 1985
                                  Partnership, as Lessor, and Power Test         (File No. 1-8059) and incorporated herein by
                                  Corp. (now known as Getty Realty               reference.
                                  Corp.) (either directly or indirectly
                                  through a wholly-owned subsidiary), as
                                  Lessee, each dated February 1, 1985.

                 10.16            Registrant's 1985 Stock Option Plan.           Filed as Exhibit A to registrant's definitive
                                                                                 proxy statement, dated May 31, 1985, with
                                                                                 respect to its Annual Meeting of Stockholders
                                                                                 held June 20, 1985 and incorporated herein by
                                                                                 reference.

                 10.17            Hazardous Waste and PMPA                       *
                                  Indemnification Agreement dated as of
                                  October 31, 1995 among Getty Petroleum
                                  Corp.(now known as Getty Realty
                                  Corp.), Power Test Realty Company
                                  Limited Partnership and Fleet Bank of
                                  Massachusetts, N.A.

                 10.18            Guaranty Agreement dated as of                 Filed as Exhibit 10.18 to registrant's Annual
                                  December 1, 1986 of Getty Petroleum            Report on Form 10-K for the fiscal year ended
                                  Corp. (now known as Getty Realty               January 31, 1987 (File No. 1-8059) and
                                  Corp.) (regarding distribution                 incorporated herein by reference.
                                  terminal leases between Power Test
                                  Realty Company Limited Partnership and
                                  Getty Terminals Corp.

                 10.19            Form of Indemnification Agreement              Filed as Exhibit C to registrant's definitive
                                  between Getty Petroleum Corp. (now             proxy statement, dated May 8, 1987, with
                                  known as Getty Realty Corp.) and               respect to its Annual Meeting of Stockholders
                                  directors.                                     held June 18, 1987 and incorporated herein by
                                                                                 reference.

                                      23

                 Exhibit
                  No.                     Description
                  ---                     -----------
                 10.20            Registrant's 1988 Stock Option Plan.           Filed as Exhibit A to registrant's definitive
                                                                                 proxy statement, dated April 29, 1988, with
                                                                                 respect to its Annual Meeting of Stockholders
                                                                                 held June 16,   1988 and incorporated herein
                                                                                 by reference.

                 10.21            Milton Safenowitz Employment Agreement         Filed as Exhibit 10.21 to registrant's Annual
                                  dated February 1, 1990.                        Report on Form 10-K for the fiscal year ended
                                                                                 January 31, 1990 (File No. 1-8059) and
                                                                                 incorporated herein by reference.

                 10.22            Supplemental Retirement Plan for               Filed as Exhibit 10.22 to registrant's Annual
                                  Executives of Getty Petroleum Corp.            Report on Form 10-K for the fiscal year ended
                                  (now known as Getty Realty Corp.) and          January 31, 1990 (File No. 1-8059) and
                                  Participating Subsidiaries.                    incorporated herein by reference.

                 10.23            Form of Agreement dated as of December         Filed as Exhibit 10.23 to registrant's
                                  9, 1994 between the Company and its            Annual Report on Form 10-K for the
                                  non-director officers and certain key          fiscal year ended January 31, 1995 (File
                                  employees regarding compensation upon          No. 1-8059) and incorporated herein by
                                  change in control.                             reference.

                 10.24            Amendment to Milton Safenowitz                 Filed as Exhibit 10.24 to registrant's Annual
                                  Employment Agreement dated February 1,         Report on Form 10-K for the fiscal year ended
                                  1990 (see Exhibit 10.21).                      January 31, 1991 (File No. 1-8059) and
                                                                                 incorporated herein by reference.

                 10.25            Registrant's Amended and Restated 1991         Filed as Exhibit 4.10 to registrant's
                                  Stock Option Plan.                             Registration Statement on Form S-8 filed on
                                                                                 March 14, 1997 (Registration No. 333-23373)
                                                                                 and incorporated herein by reference.

                 Exhibit
                  No.                     Description
                  ---                     -----------
                 10.27            Form of Agreement dated as of March 7,         Filed as Exhibit 10.27 to registrant's Annual
                                  1996 amending Agreement dated as of            Report on Form 10-K for the fiscal year ended
                                  December 9, 1994 between the Company           January 31, 1996 (File No. 1-8059) and
                                  and its non-director officers and              incorporated herein by reference.
                                  certain key employees regarding
                                  compensation upon change in control
                                  (See Exhibit 10.23).

                 10.28            Form of Master Lease Agreement between         *
                                  Getty Petroleum Corp. (now known as
                                  Getty Realty Corp.) and Getty
                                  Petroleum Marketing Inc.

                 10.29            Form of Reorganization and                     *
                                  Distribution Agreement between Getty
                                  Petroleum Corp. (now known as Getty
                                  Realty Corp.) and Getty Petroleum
                                  Marketing Inc.

                 10.30            Form of Trademark License Agreement            *
                                  between Getty Petroleum Corp. (now
                                  known as Getty Realty Corp.) and Getty
                                  Petroleum Marketing Inc.

                 10.31            Form of Services Agreement between             *
                                  Getty Petroleum Corp. (now known as
                                  Getty Realty Corp.) and Getty
                                  Petroleum Marketing Inc.

                 10.32            Form of Tax Sharing Agreement between          *
                                  Getty Petroleum Corp. (now known as
                                  Getty Realty Corp.) and Getty
                                  Petroleum Marketing Inc.

                                      25

                 Exhibit
                  No.             Description
                  ---             -----------
                 10.33            Form of Stock Option Reformation               *
                                  Agreement between Getty Petroleum
                                  Corp. (now known as Getty Realty
                                  Corp.) and Getty Petroleum Marketing
                                  Inc.

                 13               Annual Report to Stockholders for the          *
                                  fiscal year ended January 31, 1997.


                 22               Subsidiaries of the registrant.                *

                 24               Consent of Independent Accountants.            *



                 27               Financial Data Schedule.                       *


_______________________
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Getty Realty Corp.
                               ------------------
                                  (Registrant)


                                                By /s/ John J. Fitteron
                                                   ---------------------
                                                   John J. Fitteron,
                                                   Senior Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer (Principal Financial
                                                   Officer)
                                                   April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                                       By /s/ Milton Cooper
   -------------------------                                  ------------------
       Leo Liebowitz, President,                                  Milton Cooper,
       Chief Executive Officer                                    Director
       and Director                                               April 30, 1997
       April 30, 1997


By /s/ Philip E. Coviello                               By /s/ Milton Safenowitz
   ----------------------                                  ---------------------
       Philip E. Coviello,                                    Milton Safenowitz,
         Director                                              Director
         April 30, 1997                                        April 30, 1997


By /s/ Warren G. Wintrub
   ----------------------
   Warren G. Wintrub,
    Director
    April 30, 1997