Form 10-Q
period 1997-04-30
GETTY REALTY CORP /DE/
filed 1997-06-13
CIK 79849

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 1997                  Commission file number 1-8059
                  --------------                                         ------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                  11-2232705
-------------------------------                                      ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                                   11753
----------------------------------------                                  -----
(Address of principal executive offices)                             (Zip Code)


                                (516) 338 - 2600
                                ----------------
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

Registrant has 12,923,070 shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1997.


===============================================================================

                               GETTY REALTY CORP.

                                     INDEX


Part I.  FINANCIAL INFORMATION                                      Page Number
------------------------------                                      -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1997 and
  January 31, 1997                                                       1

 Consolidated Statements of Operations for the three months ended
  April 30, 1997 and 1996                                                2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1997 and 1996                                                3

 Notes to Consolidated Financial Statements                            4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    8 - 10

Part II. OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              11

                     GETTY REALTY CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

------------------------------------------------------------------------------------------------------------
                                                                               April 30,         January 31,
------------------------------------------------------------------------------------------------------------
Assets:                                                                          1997               1997
------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
  Real Estate:
   Land                                                                           $40,646            $40,647
   Buildings                                                                       59,125             59,229
   Equipment                                                                       17,933             16,180
   Leasehold improvements                                                          31,674             31,703
   Assets recorded under
    capital leases                                                                 51,233             51,233
                                                                                 --------           --------
                                                                                  200,611            198,992
  Less, accumulated depreciation
   and amortization                                                               103,180            101,058
                                                                                 --------           --------

    Real estate, net                                                               97,431             97,934
  Cash and equivalents                                                              8,486             11,385
  Accounts receivable, net                                                          2,645              2,731
  Mortgages receivable                                                              6,562              6,602
  Recoveries from state
   underground storage tank funds                                                  15,421             16,217
  Deferred income taxes                                                            22,929             18,485
  Prepaid expenses and other assets                                                 3,969              4,010
  Assets of Getty Petroleum
   Marketing Inc.                                                                       -            135,500
                                                                                 --------           --------

    Total assets                                                                 $157,443           $292,864
                                                                                 ========           ========

------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
------------------------------------------------------------------------------------------------------------

Mortgages payable                                                                 $17,928            $18,882
Obligations under capital leases                                                   21,261             22,710
Accounts payable and accrued expenses                                              24,306             22,281
Environmental remediation costs                                                    43,265             46,134
Income taxes payable                                                                    -              1,426
Liabilities of Getty Petroleum Marketing Inc.                                           -             80,959

Stockholders' equity:
Preferred stock, par value $1.00 per share; authorized
 10,000,000 shares for issuance in series (none of which is issued)                     -                  -
Common stock, par value $.10 per share; authorized
 30,000,000 shares; issued 13,806,486 at April 30, 1997
 and 13,582,394 at January 31, 1997                                                 1,381              1,358
Paid-in capital                                                                    67,615            120,293
Retained deficit                                                                   (4,391)            (7,215)
Treasury stock, at cost (883,416 shares at April 30, 1997
 and 885,893 shares at January 31, 1997)                                          (13,922)           (13,964)
                                                                                 --------           --------

    Total stockholders' equity                                                     50,683            100,472
                                                                                 --------           --------

    Total liabilities and stockholders' equity                                   $157,443           $292,864
                                                                                 ========           ========


                            See accompanying notes.

                     GETTY REALTY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

----------------------------------------------------------------------------------------------
                                                                  Three months ended April 30,
----------------------------------------------------------------------------------------------
                                                                    1997             1996
----------------------------------------------------------------------------------------------
Revenues:
 Revenues from rental property                                      $14,946             $8,981
 Net sales of petroleum products                                      8,381            204,284
 Other income                                                           454                703
                                                                    --------------------------
                                                                     23,781            213,968

Equity in earnings of Getty Petroleum Marketing Inc.                  2,931                  -
                                                                    --------------------------
                                                                     26,712            213,968
                                                                    --------------------------

Cost of sales (excluding depreciation and amortization)               7,399            191,171
Rental property expenses                                              3,310              5,337
Environmental and maintenance expenses                                1,240              4,453
Selling, general and administrative expenses                          3,344              6,337
Change of control charge                                              2,166                  -
Litigation charge                                                         -              7,458
Depreciation and amortization                                         2,387              5,669
Interest expense                                                      1,380              1,855
                                                                    --------------------------
                                                                     21,226            222,280
                                                                    --------------------------
Earnings (loss) before provision (credit) for
 income taxes                                                         5,486             (8,312)
Provision (credit) for income taxes                                   2,279             (3,147)
                                                                    --------------------------

Net earnings (loss)                                                  $3,207            ($5,165)
                                                                    ==========================

Per Share Data:

 Net earnings (loss) per share                                        $0.25             ($0.41)
                                                                    ==========================

 Weighted average shares outstanding                                 12,765             12,668
                                                                    ==========================









                           See accompanying notes.

                     GETTY REALTY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                          Three months ended
                                                                                               April 30,
                                                                                  ------------------------------------
                                                                                    1997                      1996
                                                                                    ----                      ----
Cash flows from operating activities:
Net earnings  (loss)                                                                $3,207                    ($5,165)
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                                      2,387                      5,669
  Deferred income taxes                                                             (4,444)                      (635)
  Gain on dispositions of real estate                                                   (1)                      (204)
  Equity in net earnings of Getty Petroleum Marketing Inc.                          (1,731)                         -
Changes in assets and liabilities:
  Accounts receivable                                                                   86                        372
  Mortgages receivable                                                                  40                          -
  Recoveries from state underground storage tank funds                                 796                          -
  Prepaid expenses and other assets                                                     24                     (1,098)
  Accounts payable and accrued expenses                                              2,025                     13,080
  Environmental remediation costs                                                   (2,869)                         -
  Income taxes payable                                                              (1,426)                      (175)
                                                                                  ------------------------------------
     Net cash provided by (used in) operating activities                            (1,906)                    11,844
                                                                                  ------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                              (2,138)                    (4,290)
  Proceeds from dispositions of real estate                                            272                        522
                                                                                  ------------------------------------
     Net cash used in investing activities                                          (1,866)                    (3,768)
                                                                                  ------------------------------------
Cash flows from financing activities:
  Mortgage borrowings                                                                  165                          -
  Repayment of mortgages payable                                                    (1,119)                    (1,121)
  Payments under capital lease obligations                                          (1,449)                    (1,307)
  Cash dividends                                                                      (383)                      (380)
  Treasury stock and stock options, net                                              3,659                        210
                                                                                  ------------------------------------
     Net cash provided by (used in) financing activities                               873                     (2,598)
                                                                                  ------------------------------------

Net increase (decrease) in cash and equivalents                                     (2,899)                     5,478
Cash and equivalents at beginning of period                                         11,385                     19,808
                                                                                  ------------------------------------

Cash and equivalents at end of period                                               $8,486                    $25,286
                                                                                  ====================================

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                                        $1,379                     $1,860
    Income taxes, net                                                                2,425                      1,099



                           See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp., and its wholly-owned subsidiaries (the "Company") (See Note 2). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

     Certain reclassifications have been made in the financial statements as of January 31, 1997 and for the quarter ended April 30, 1996, to conform to the April 30, 1997 presentation.

2.  Spin-off:

     On March 21, 1997, the Company effected the spin-off of Getty Petroleum Marketing Inc. ("Marketing") to its stockholders. Stockholders of record of the Company on March 21, 1997 received a tax-free dividend of one share of Marketing common stock for each share of common stock of the Company.

     Prior to the spin-off, the Company transferred to Marketing the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley home heating oil business previously conducted by a subsidiary of the Company. The Company has retained its fee and leased properties, including service stations and supply terminals, substantially all of which are leased or subleased to Marketing on a long-term net basis. The Company also has retained the Pennsylvania and Maryland home heating oil business.

     The consolidated statement of operations of the Company for the three months ended April 30, 1997 include the financial results of the Marketing business for the period from February 1, 1997 to March 21, 1997. The Marketing business contributed $2.9 million of the Company's pre-tax income for the quarter ended April 30, 1997 ($1.7 million after-tax) which amount is included in the consolidated statement of operations under the caption "Equity in earnings of Getty Petroleum Marketing Inc." The financial results of the Marketing business for the quarter ended April 30, 1996 amounted to a pre-tax loss of $5.7 million ($3.3 million after-tax) and such results are included in the consolidated statement of operations for that period.

     The financial results of the real estate and retained heating oil businesses for the quarters ended April 30, 1997 and 1996 are set forth below. The following financial information does not include the financial results of Marketing and is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the real estate and heating oil businesses been operated as separate, stand-alone entities during such periods, nor are they necessarily indicative of future results.


                                                Quarter ended April 30, 1997         Quarter ended April 30, 1996
                                                ----------------------------         ----------------------------

                                                    Real    Heating                      Real   Heating
                                                   Estate     Oil      Total            Estate    Oil       Total
                                                   ------   -------    -----            ------  -------     -----
Revenues from rental property                     $14,819      $127  $14,946           $14,538      $64   $14,602

Net sales of petroleum products                         -     8,381    8,381                 -    9,011     9,011

Other income                                          427        27      454               619       19       638
                                                   --------------------------------------------------------------

                                                   15,246     8,535   23,781            15,157    9,094    24,251
                                                   --------------------------------------------------------------

Cost of sales (excluding
 depreciation and amortization)                         -     7,399    7,399                 -    8,038     8,038

Rental property expenses                            3,263        47    3,310             3,174        9     3,183

Environmental and maintenance
 expenses                                           1,240         -    1,240             2,733        -     2,733

Selling, general and
 administrative expenses                            2,828       516    3,344               886      528     1,414

Change of control charge                            2,166         -    2,166                 -        -         -

Litigation charge                                       -         -        -             7,458        -     7,458

Depreciation and amortization                       2,260       127    2,387             2,220      118     2,338

Interest expense                                    1,380         -    1,380             1,721        -     1,721
                                                   --------------------------------------------------------------

                                                   13,137     8,089   21,266            18,192    8,693    26,885
                                                   --------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                          2,109       446    2,555            (3,035)     401    (2,634)

Provision (credit) for
 income taxes                                         891       188    1,079              (932)     174      (758)
                                                   --------------------------------------------------------------

Net earnings (loss)                                $1,218      $258   $1,476           $(2,103)    $227   $(1,876)
                                                   ==============================================================



3.  Earnings (loss) per share:

     Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings (loss) per share computations since their effect is immaterial.

4.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1997 is as follows (in thousands):


                                          Retained    Treasury
                        Common   Paid-in  Earnings     Stock,
                         Stock   Capital  (Deficit)    at cost  Total
------------------------------------------------------------------------
Balance,
 January 31, 1997       $1,358  $120,293   ($7,215)  ($13,964)  $100,472

Distribution to
 Marketing                       (56,272)                        (56,272)

Net earnings                                 3,207                 3,207

Cash dividends                                (383)                 (383)

Purchase of
 treasury stock                                            (3)        (3)

Issuance of
 treasury stock                       (1)                  45         44

Stock options               23     3,595                           3,618
                        ------------------------------------------------

Balance,
 April 30, 1997         $1,381   $67,615   ($4,391)  ($13,922)   $50,683
                        ================================================



5.  Litigation charge:

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

     During the quarter ended April 30, 1996, the Company recorded a pre-tax charge of $7.5 million ($4.7 million after-tax or $.37 per share) in addition to a previously established reserve of $3.6 million for this matter. The pre-tax charge is included under the caption "Litigation charge" in the April 30, 1996 consolidated statement of operations. During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of this charge as a result of the settlement of this matter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp., and its wholly-owned subsidiaries (the "Company").

Spin-off

     On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and leases most of its properties on a long-term net basis to the distributed company, which is named Getty Petroleum Marketing Inc. ("Marketing"). The Company also retained the Pennsylvania and Maryland home heating oil business. Stockholders of record of the Company on March 21, 1997 received a tax-free dividend of one share of Marketing common stock for each share of common stock of the Company.

     The consolidated statement of operations of the Company for the three months ended April 30, 1997 include the financial results of the Marketing business for the period from February 1, 1997 to March 21, 1997. The Marketing business contributed $2.9 million of the Company's pre-tax income for the quarter ended April 30, 1997 ($1.7 million after-tax) which is included in the consolidated statement of operations under the caption "Equity in earnings of Getty Petroleum Marketing Inc." The financial results of the Marketing business for the quarter ended April 30, 1996 amounted to a pre-tax loss of $5.7 million ($3.3 million after-tax). For additional information regarding the spin-off, see Note 2 to the consolidated financial statements.

Results of Operations

     Revenues from rental property for the quarter ended April 30, 1997 principally represent rental income from Marketing ($14.3 million) with the remainder from other lessees and sublessees. Revenues from rental property for the quarter ended April 30, 1996 principally represented rental income from Marketing's dealers prior to the spin-off.

     Net sales for the first fiscal quarter ended April 30, 1997 were $8.4 million, all of which were attributable to the Company's retained heating oil business (most of which revenues occur in the first and fourth fiscal quarters), as compared with $204.3 million during the same quarter last year, which were attributable to the heating oil business and Marketing's business. After excluding $195.3 million of net sales of the Marketing business for the quarter ended April 30, 1996, the prior year's quarterly net sales for the retained heating oil business amounted to $9.0 million. The decrease in net sales of $.6 million was principally due to a decrease in heating oil gallonage sold during the quarter ended April 30, 1997, due to warmer weather, in comparison to the quarter ended April 30, 1996. Gross profit for the retained heating oil business was $1.0 million for each of the quarters ended April 30, 1997 and 1996. Lower gallonage sales were offset by higher margins during the current period.

     Other income was $.5 million for the three months ended April 30, 1997 as compared with $.7 million for the quarter ended April 30, 1996. After excluding $.1 million of other income of Marketing for the quarter ended April 30, 1996, other income amounted to $.6 million. The decrease in other income of $.1 million was principally due to $.2 million of lower investment income and $.1 million of lower gains on dispositions of assets offset by $.2 million of expenses incurred in the quarter ended April 30, 1996 related to the spin-off.

     Rental property expenses, which are comprised of rent expense and real estate taxes, were $3.3 millon for the quarter ended April 30, 1997 as compared with $5.3 million for the quarter ended April 30, 1996. After excluding $2.1 million of real estate taxes payable by Marketing during the quarter ended April 30, 1996, rental property expenses increased $.1 million or approximately 4.0% over the prior year's comparable quarter.

     Environmental and maintenance expenses for the quarter ended April 30, 1997 were $1.2 million as compared with $4.5 million for the quarter ended April 30, 1996. After excluding $1.8 million of Marketing expenses for the quarter ended April 30, 1996 (principally maintenance), the decrease in environmental and maintenance expense during the current quarterly period amounted to $1.5 million, which is principally due to a revision to the Company's estimate of future remediation costs. As of April 30, 1997, the Company had an accrual of $43.3 million representing management's best estimate for future environmental remediation costs and had recorded $15.4 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto will be reflected in the Company's financial statements as they become known.

     Selling, general and administrative expenses for the quarter ended April 30, 1997 amounted to $3.3 million as compared with $6.3 million for the quarter ended April 30, 1996. After excluding $4.9 million of selling, general and administrative expenses of Marketing for the quarter ended April 30, 1996, selling, general and administrative expenses increased by $1.9 million primarily due to $1.8 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     The Company recorded a change of control charge for the quarter ended April 30, 1997 of $2.2 million relating to certain "change of control" agreements.

     The Company recorded a litigation charge of $7.5 million during the quarter ended April 30, 1996 related to a judgment against Slattery Associates, Inc., a former construction company subsidiary, which the Company sold in 1989. During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of this charge as a result of the settlement of this matter.

     Depreciation and amortization was $2.4 million for the quarter ended April 30, 1997 as compared with $5.7 million for the quarter ended April 30, 1996. After excluding $3.4 million of depreciation and amortization of Marketing for the quarter ended April 30, 1996, depreciation and amortization increased by $.1 million over the prior quarterly period as a result of additions to property and equipment.

     Interest expense for the three months ended April 30, 1997 amounted to $1.4 million as compared with $1.9 million for the quarter ended April 30, 1996. After excluding $.2 million of interest expense of Marketing for the quarter ended April 30, 1996, the decrease in interest expense of $.3 million was principally due to reduced capitalized lease obligations and debt outstanding during the quarter ended April 30, 1997.


Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flows from operations and its short-term unsecured lines of credit. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and its credit lines. As of April 30, 1997, such lines of credit amounted to $15 million, of which $7.6 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, 1.1% above LIBOR. Such uncommitted lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain of its capital expenditures and property acquisitions, which capital sources it believes are available.

     During the quarters ended April 30, 1997 and 1996, respectively, the Company paid a quarterly cash dividend in the amount of $.03 per share.

     The Company's capital expenditures for the quarter ended April 30, 1997 amounted to $2.1 million, which included $1.6 million for the replacement of underground storage tanks and vapor recovery facilities at gasoline stations and terminals. Expenditures with respect to tank replacements required to meet 1998 federal environmental standards and certain environmental liabilities and obligations continue to be the responsibility of the Company after the spin-off.

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

            (b)  Reports filed on Form 8-K:

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

                              GETTY REALTY CORP.
                              ------------------
                                 (Registrant)



Dated: June 12, 1997                      BY: /s/ John J. Fitteron
                                              -----------------------
                                                    (Signature)
                                             JOHN J. FITTERON
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


Dated: June 12, 1997                      BY: /s/ Leo Liebowitz
                                              -----------------------
                                                     (Signature)
                                             LEO LIEBOWITZ
                                              President (Chief Executive
                                              Officer)