Form 10-Q
period 1997-07-31
GETTY REALTY CORP /DE/
filed 1997-09-12
CIK 79849

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1997                   Commission file number 1-8059
                  -------------                                          ------


                              GETTY REALTY CORP.
                              ------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                                  11-2232705
---------------------------------                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

125 Jericho Turnpike, Jericho, New York                                  11753
----------------------------------------                                 -----
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

Registrant has 13,260,275 shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1997.


================================================================================

                              GETTY REALTY CORP.

                                    INDEX


Part I.  FINANCIAL INFORMATION                                          Page Number
------------------------------                                          -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1997 and
  January 31, 1997                                                               1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1997 and 1996                                        2

 Consolidated Statements of Cash Flows for the
  six months ended July 31, 1997 and 1996                                        3

 Notes to Consolidated Financial Statements                                  4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8 - 11

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                       12

Signatures                                                                      12

                     GETTY REALTY CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands except share amounts)

---------------------------------------------------------------------------------------------------------------
                                                                            July 31,               January 31,
---------------------------------------------------------------------------------------------------------------
Assets:                                                                      1997                     1997
---------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)

 Real Estate:
  Land                                                                     $ 40,949                 $ 40,647
  Buildings                                                                  59,271                   59,229
  Equipment                                                                  19,928                   16,180
  Leasehold improvements                                                     31,417                   31,703
  Assets recorded under
   capital leases                                                            51,084                   51,233
                                                                           --------                 --------
                                                                            202,649                  198,992
  Less, accumulated depreciation
   and amortization                                                         104,826                  101,058
                                                                           --------                 --------
   Real estate, net                                                          97,823                   97,934
 Cash and equivalents                                                         8,443                   11,385
 Accounts receivable, net                                                     1,857                    2,731
 Mortgages receivable                                                         6,654                    6,602
 Recoveries from state
  underground storage tank funds                                             14,940                   16,217
 Deferred income taxes                                                       20,996                   18,485
 Prepaid expenses and other assets                                            5,662                    4,010
 Assets of Getty Petroleum
  Marketing Inc.                                                                  -                  135,500
                                                                           --------                 --------
    Total assets                                                           $156,375                 $292,864
                                                                           ========                 ========

---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
---------------------------------------------------------------------------------------------------------------

 Mortgages payable                                                         $ 16,515                 $ 18,882
 Obligations under capital leases                                            19,678                   22,710
 Accounts payable and accrued expenses                                       20,457                   22,281
 Environmental remediation costs                                             41,887                   46,134
 Income taxes payable                                                             -                    1,426
 Liabilities of Getty Petroleum Marketing Inc.                                    -                   80,959

 Stockholders' equity:
 Preferred stock, par value $1.00 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)              -                        -
 Common stock, par value $.10 per share; authorized
  30,000,000 shares; issued 14,143,691 at July 31, 1997
  and 13,582,394 at January 31, 1997                                          1,414                    1,358
 Paid-in capital                                                             73,180                  120,293
 Retained deficit                                                            (2,834)                  (7,215)
 Treasury stock, at cost (883,416 shares at July 31, 1997
  and 885,893 shares at January 31, 1997)                                   (13,922)                 (13,964)
                                                                           --------                 --------
    Total stockholders' equity                                               57,838                  100,472
                                                                           --------                 --------
    Total liabilities and stockholders' equity                             $156,375                 $292,864
                                                                           ========                 ========

                           See accompanying notes.

                     GETTY REALTY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                           Three months ended  July 31,         Six months ended July 31,
--------------------------------------------------------------------------------------------------------------------------
                                                               1997             1996                  1997        1996
--------------------------------------------------------------------------------------------------------------------------
Revenues:
 Revenues from rental property                                $14,932          $8,796                $29,878     $17,777
 Net sales of petroleum products                                5,263         219,515                 13,644     423,799
 Other income                                                   1,439           1,881                  1,893       2,584
                                                              -----------------------                -------------------
                                                               21,634         230,192                 45,415     444,160

Equity in earnings of Getty Petroleum Marketing Inc.                -               -                  2,931           -
                                                              -----------------------                -------------------
                                                               21,634         230,192                 48,346     444,160
                                                              -----------------------                -------------------
Cost of sales of petroleum products
 (excluding depreciation and amortization)                      5,019         192,436                 12,418     383,607
Rental property expenses                                        3,572           5,332                  6,882      10,669
Environmental and maintenance expenses                          2,331           6,219                  3,571      10,672
Selling, general and administrative expenses                    3,886           6,804                  7,230      13,141
Change of control charge                                            -               -                  2,166           -
Litigation charge                                                   -             127                      -       7,585
Depreciation and amortization                                   2,419           5,743                  4,806      11,412
Interest expense                                                1,309           1,758                  2,689       3,613
                                                              -----------------------                -------------------
                                                               18,536         218,419                 39,762     440,699
                                                              -----------------------                -------------------
Earnings before provision for
 income taxes                                                   3,098          11,773                  8,584       3,461
Provision for income taxes                                      1,148           4,604                  3,427       1,457
                                                              -----------------------                -------------------
Net earnings                                                  $ 1,950          $7,169                 $5,157      $2,004
                                                              =======================                ===================
Net earnings per share                                          $0.15           $0.57                  $0.40       $0.16
                                                              =======================                ===================
Weighted average shares outstanding                            13,118          12,676                 12,944      12,672
                                                              =======================                ===================







                           See accompanying notes.

                     GETTY REALTY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                           Six months ended
                                                                                               July 31,
                                                                                  ---------------------------------
                                                                                       1997                  1996
                                                                                       ----                  ----
Cash flows from operating activities:
Net earnings                                                                          $5,157                $2,004
Adjustments to reconcile net earnings to
  net cash provided by  (used in) operating activities:
  Depreciation and amortization                                                        4,806                11,412
  Deferred income taxes                                                               (2,511)                   (3)
  Gain on dispositions of real estate                                                   (692)               (1,260)
  Equity in net earnings of Getty Petroleum Marketing Inc.                            (1,731)                    -
Changes in assets and liabilities:
  Accounts receivable                                                                    874                 2,383
  Mortgages receivable                                                                   (52)                    -
  Recoveries from state underground storage tank funds                                 1,277                     -
  Prepaid expenses and other assets                                                   (1,686)               (2,131)
  Accounts payable and accrued expenses                                               (1,824)                9,810
  Environmental remediation costs                                                     (4,247)                    -
  Income taxes payable                                                                (1,426)                   24
                                                                                  ---------------------------------
     Net cash provided by (used in) operating activities                              (2,055)               22,239
                                                                                  ---------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                (4,189)              (10,734)
  Property acquisitions                                                               (1,027)                 (753)
  Proceeds from dispositions of real estate                                            1,247                 1,871
                                                                                  ---------------------------------
     Net cash used in investing activities                                            (3,969)               (9,616)
                                                                                  ---------------------------------
Cash flows from financing activities:
  Mortgage borrowings                                                                    165                     -
  Repayment of mortgages payable                                                      (2,532)               (2,409)
  Payments under capital lease obligations                                            (3,032)               (2,630)
  Cash dividends                                                                        (776)                 (760)
  Stock options and treasury stock, net                                                9,257                   206
                                                                                  ---------------------------------
     Net cash provided by (used in) financing activities                               3,082                (5,593)
                                                                                  ---------------------------------
Net increase (decrease) in cash and equivalents                                       (2,942)                7,030
Cash and equivalents at beginning of period                                           11,385                19,808
                                                                                  ---------------------------------
Cash and equivalents at end of period                                                 $8,443               $26,838
                                                                                  =================================

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                                          $2,686                $3,616
    Income taxes, net                                                                  2,891                 1,435


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

     Certain reclassifications have been made in the financial statements as of January 31, 1997 and for the periods ended July 31, 1996, to conform to the July 31, 1997 presentation.

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

     The consolidated statement of operations of the Company for the six months ended July 31, 1997 include the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax). The financial results of the Marketing business for the quarter and six months ended July 31, 1996 are included in the consolidated financial results of the Company for the respective periods and amounted to a pre-tax profit of $7.9 million and $2.2 million, respectively ($4.6 million and $1.3 million after-tax, respectively).

     The financial results of the real estate and retained heating oil businesses for the quarters and six months ended July 31, 1997 and 1996 are set forth below. The following financial information does not include the financial results of Marketing and is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the real estate and heating oil businesses been operated as separate, stand-alone entities during such periods, nor are they necessarily indicative of future results.


                                   Quarter ended July 31, 1997    Quarter ended July 31, 1996
                                   ---------------------------    ---------------------------
                                    Real   Heating                    Real   Heating
                                   Estate      Oil    Total          Estate      Oil    Total
                                  -------  -------  -------         -------  -------  -------
Revenues from rental property     $14,906      $26  $14,932         $14,541      $51  $14,592

Net sales of petroleum products         -    5,263    5,263               -    6,293    6,293

Other income (expense)              1,471     (32)    1,439           1,821       18    1,839
                                  -----------------------------------------------------------

                                   16,377    5,257   21,634          16,362    6,362   22,724
                                  -----------------------------------------------------------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                      -    5,019    5,019               -    6,069    6,069

Rental property expenses            3,566        6    3,572           3,222        7    3,229

Environmental and maintenance
 expenses                           2,331        -    2,331           3,987        -    3,987

Selling, general and
 administrative expenses            3,380      506    3,886           1,001      433    1,434

Litigation charge                       -        -        -             127        -      127

Depreciation and amortization       2,288      131    2,419           2,245      127    2,372

Interest expense                    1,309        -    1,309           1,633        -    1,633
                                  -----------------------------------------------------------

                                   12,874    5,662   18,536          12,215    6,636   18,851
                                  -----------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes          3,503     (405)   3,098           4,147     (274)   3,873

Provision (credit) for
 income taxes                       1,320     (172)   1,148           1,400     (120)   1,280
                                  -----------------------------------------------------------

Net earnings (loss)               $ 2,183    ($233) $ 1,950         $ 2,747    ($154) $ 2,593
                                  ===========================================================

                                Six months ended July 31, 1997       Six months ended July 31, 1996
                                ------------------------------       ------------------------------
                                     Real  Heating                         Real  Heating
                                   Estate      Oil    Total              Estate      Oil    Total
                                  -------  -------  -------             -------  -------  -------
Revenues from rental property     $29,824      $54  $29,878             $29,079     $115  $29,194

Net sales of petroleum products         -   13,644   13,644                   -   15,304   15,304

Other income (expense)              1,898       (5)   1,893               2,440       37    2,477
                                  -----------------------------------------------------------------

                                   31,722   13,693   45,415              31,519   15,456   46,975
                                  -----------------------------------------------------------------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                      -   12,418   12,418                   -   14,107   14,107

Rental property expenses            6,873        9    6,882               6,396       16    6,412

Environmental and maintenance
 expenses                           3,571        -    3,571               6,720        -    6,720

Selling, general and
 administrative expenses            6,263      967    7,230               1,887      961    2,848

Change of control charge            2,166        -    2,166                   -        -        -

Litigation charge                       -        -        -               7,585        -    7,585

Depreciation and amortization       4,548      258    4,806               4,465      245    4,710

Interest expense                    2,689        -    2,689               3,354        -    3,354
                                  -----------------------------------------------------------------

                                   26,110   13,652   39,762              30,407   15,329   45,736
                                  -----------------------------------------------------------------

Earnings before provision
 for income taxes                   5,612       41    5,653               1,112      127    1,239

Provision for
 income taxes                       2,211       16    2,227                 468       54      522
                                  -----------------------------------------------------------------

Net earnings                      $ 3,401      $25  $ 3,426                $644      $73     $717
                                  =================================================================



3.   Earnings per share:

     Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.

4.   Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1997 is as follows (in thousands):

                                    Retained   Treasury
                   Common   Paid-in  Earnings   Stock,
                    Stock   Capital  (Deficit)  at cost    Total
--------------------------------------------------------------------
Balance,
 January 31, 1997  $1,358  $120,293   ($7,215)  ($13,964)  $100,472

Distribution to
 Marketing                  (56,272)                        (56,272)

Net earnings                            5,157                 5,157

Cash dividends                           (776)                 (776)

Purchase of
 treasury stock                                       (4)        (4)

Issuance of
 treasury stock                  (1)                  46         45

Stock options          56     9,160                           9,216
                   ------------------------------------------------

Balance,
 July 31, 1997     $1,414  $ 73,180   ($2,834)  ($13,922)  $ 57,838
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

     During the six months ended July 31, 1996, the Company recorded a pre-tax charge of $7.6 million in addition to a previously established reserve of $3.6 million for this litigation. The pre-tax charge is included under the caption "Litigation charge" in the July 31, 1996 consolidated statement of operations. During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of this charge as a result of the settlement of this litigation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The consolidated statement of operations of the Company for the six months ended July 31, 1997 include the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax). The financial results of the Marketing business for the quarter and six months ended July 31, 1996 are included in the consolidated financial results of the Company for the respective periods and amounted to a pre-tax profit of $7.9 million and $2.2 million, respectively ($4.6 million and $1.3 million after-tax, respectively). For additional information regarding the spin-off, see Note 2 to the consolidated financial statements.

Results of Operations - Quarter ended July 31, 1997 compared with quarter ended
 July 31, 1996

     Revenues from rental property for the quarter ended July 31, 1997 principally represent rental income from Marketing ($14.3 million) with the remainder from other lessees and sublessees. Revenues from rental property for the quarter ended July 31, 1996 principally represented rental income from Marketing's dealers prior to the spin-off.

     Net sales for the second fiscal quarter ended July 31, 1997 were $5.3 million, all of which were attributable to the Company's retained heating oil business (most of which revenues occur in the first and fourth fiscal quarters), as compared with $219.5 million during the same quarter last year, which were attributable to the heating oil business and Marketing's business. After excluding $213.2 million of net sales of the Marketing business for the quarter ended July 31, 1996, the prior year's quarterly net sales for the retained heating oil business amounted to $6.3 million. The decrease in net sales of $1.0 million was principally due to a decrease in gallonage sold during the quarter ended July 31, 1997, and lower sales prices, in comparison to the quarter ended July 31, 1996. Gross profit for the retained heating oil business was $.2 million for each of the quarters ended July 31, 1997 and 1996. Lower gallonage sales were offset by higher margins during the current period.

     Other income was $1.4 million for the three months ended July 31, 1997 as compared with $1.9 million for the quarter ended July 31, 1996. After excluding $.1 million of other income of Marketing for the quarter ended July 31, 1996, other income amounted to $1.8 million. The decrease in other income of $.4 million was principally due to $.4 million of lower gains on asset sales and $.2 million of lower investment income, offset by $.1 million of expenses incurred in the quarter ended July 31, 1996 related to the spin-off.

     Rental property expenses, which are comprised of rent expense and real estate taxes, were $3.6 millon for the quarter ended July 31, 1997 as compared with $5.3 million for the quarter ended July 31, 1996. After excluding $2.0 million of real estate taxes payable by Marketing during the quarter ended July 31, 1996, rental property expenses increased $.3 million over the prior year's comparable quarter.

     Environmental and maintenance expenses for the quarter ended July 31, 1997 were $2.3 million as compared with $6.2 million for the quarter ended July 31, 1996. After excluding $2.2 million of Marketing expenses for the quarter ended July 31, 1996 (principally maintenance), the decrease in environmental and maintenance expense during the current quarterly period amounted to $1.7 million. The current period charge is principally due to a revision to the Company's estimate of future remediation costs. As of July 31, 1997, the Company had an accrual of $41.9 million representing management's best estimate for future environmental remediation costs and had recorded $14.9 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto will be reflected in the Company's financial statements as they become known.

     Selling, general and administrative expenses for the quarter ended July 31, 1997 amounted to $3.9 million as compared with $6.8 million for the quarter ended July 31, 1996. After excluding $5.4 million of selling, general and administrative expenses of Marketing for the quarter ended July 31, 1996, selling, general and administrative expenses increased by $2.5 million primarily due to $1.9 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     Depreciation and amortization was $2.4 million for the quarter ended July 31, 1997 as compared with $5.7 million for the quarter ended July 31, 1996. After excluding $3.4 million of depreciation and amortization of Marketing for the quarter ended July 31, 1996, depreciation and amortization increased by $.1 million over the prior quarterly period as a result of additions to property and equipment.

     Interest expense for the three months ended July 31, 1997 amounted to $1.3 million as compared with $1.8 million for the quarter ended July 31, 1996. After excluding $.1 million of interest expense of Marketing for the quarter ended July 31, 1996, the decrease in interest expense of $.4 million was principally due to reduced capitalized lease obligations and debt outstanding during the quarter ended July 31, 1997.

Results of Operations - Six months ended July 31, 1997 compared with six months ended July 31, 1996

     Revenues from rental property for the six months ended July 31, 1997 principally represent rental income from Marketing ($28.5 million) with the remainder from other lessees and sublessees. Revenues from rental property for the six months ended July 31, 1996 principally represented rental income from Marketing's dealers prior to the spin-off.

     Net sales for the six months ended July 31, 1997 were $13.6 million, all of which were attributable to the Company's retained heating oil business, as compared with $423.8 million during the same period last year, which were attributable to both the heating oil business and Marketing business. After excluding $408.5 million of net sales of the Marketing business for the six months ended July 31, 1996, the prior year's net sales for the retained heating oil business amounted to $15.3 million. The decrease in net sales of $1.7 million was due to a decrease in gallonage sold during the six months ended July 31 1997, due to warmer weather, and lower sales prices, in comparison to the six months ended July 31, 1996. Gross profit for the retained heating oil business was $1.2 million for each of the six month periods ended July 31, 1997 and 1996. Lower gallonage sales were offset by higher margins during the current period.

     Other income was $1.9 million for the six months ended July 31, 1997 as compared with $2.6 million for the six months ended July 31, 1996. After excluding $.1 million of other income of Marketing for the six months ended July 31, 1996, other income amounted to $2.5 million. The decrease in other income of $.6 million was principally due to $.5 milion of lower gains on dispositions of asset sales and $.4 million of lower investment income, offset by $.3 million of expenses incurred in the six months ended July 31, 1996 related to the spin-off.

     Rental property expenses, which are comprised of rent expense and real estate taxes, were $6.9 million for the six months ended July 31, 1997 as compared with $10.7 million for the six months ended July 31, 1996. After excluding $4.3 million of real estate taxes payable by Marketing during the six months ended July 31, 1996, rental property expenses increased $.5 million over the prior year's comparable period.

     Environmental and maintenance expenses for the six months ended July 31, 1997 were $3.6 million as compared with $10.7 million for the six months ended July 31, 1996. After excluding $4.0 million of Marketing expenses for the six months ended July 31, 1996 (principally maintenance), the decrease in environmental and maintenance expense during the current six month period amounted to $3.1 million. The current period charge is principally due to a revision to the Company's estimate of future remediation costs.

     Selling, general and administrative expenses for the six months ended July 31, 1997 amounted to $7.2 million as compared with $13.1 million for the six months ended July 31, 1996. After excluding $10.3 million of selling, general and administrative expenses of Marketing for the six months ended July 31, 1996, selling, general and administrative expenses increased by $4.4 million primarily due to $3.7 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     The Company recorded a change of control charge for the six months ended July 31, 1997 of $2.2 million relating to certain "change of control" agreements related to the spin-off.

     The Company recorded a litigation charge of $7.6 million during the six months ended July 31, 1996 related to a judgment against Slattery Associates, Inc., a former construction company subsidiary, which the Company sold in 1989. During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of this charge as a result of the settlement of this matter.

     Depreciation and amortization was $4.8 million for the six months ended July 31, 1997 as compared with $11.4 million for the six months ended July 31, 1996. After excluding $6.7 million of depreciation and amortization of Marketing for the six months ended July 31, 1996, depreciation and amortization increased by $.1 million over the prior period as a result of additions to property and equipment.

     Interest expense for the six months ended July 31, 1997 amounted to $2.7 million as compared with $3.6 million for the six months ended July 31, 1996. After excluding $.2 million of interest expense of Marketing for the six months ended July 31, 1996, the decrease in interest expense of $.7 million was principally due to reduced capitalized lease obligations and debt outstanding during the six months ended July 31, 1997.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flows from operations and its short-term unsecured lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and its credit lines. As of July 31, 1997, such lines of credit amounted to $25 million, of which $7.6 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, a rate tied to the bank's cost of funds or LIBOR plus 1.0% or 1.1%. Each uncommitted line of credit is subject to renewal at the discretion of each bank. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain of its capital expenditures and property acquisitions, which capital sources it believes are available.

     During the six months ended July 31, 1997 and 1996, respectively, the Company paid quarterly cash dividends in the amount of $.03 per share.

     The Company's capital expenditures for the six months ended July 31, 1997 amounted to $5.2 million, which included $3.7 million for the replacement of underground storage tanks and vapor recovery facilities at gasoline stations and terminals. Capital expenditures with respect to tank replacements required to meet 1998 federal environmental standards and certain environmental liabilities and obligations continue to be the responsibility of the Company after the spin-off. As of July 31, 1997, the Company estimates that in connection therewith, it will expend approximately $17 million in capital expenditures and $27 million, net of estimated recoveries, for environmental liabilities and obligations.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          Designation of Exhibit
         in this Quarterly Report
              on Form 10-Q                  Description of Exhibit
              ------------                  ----------------------

                   27                       Financial Data Schedule

         Reports on Form 8-K:

          None


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GETTY REALTY CORP.
                              ------------------
                                 (Registrant)


Dated:  September 11, 1997         BY: /s/ John J. Fitteron
                                      ---------------------
                                         (Signature)
                                      JOHN J. FITTERON
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)


Dated:  September 11, 1997         BY: /s/ Leo Liebowitz
                                      ---------------------
                                         (Signature)
                                      LEO LIEBOWITZ
                                       President (Chief Executive
                                       Officer)