Form 10-Q
period 1997-10-31
GETTY REALTY CORP /DE/
filed 1997-12-11
CIK 79849

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1997              Commission file number 1-8059
                  ----------------                                     ------

                              GETTY REALTY CORP.
                             -------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      11-2232705
           --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

125 Jericho Turnpike, Jericho, New York                     11753
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

                               (516) 338 - 2600
                             -------------------
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

Registrant has 13,395,357 shares of Common Stock, par value $.10 per share, outstanding as of October 31, 1997.

==============================================================================

                              GETTY REALTY CORP.

                                    INDEX

Part I.  FINANCIAL INFORMATION                                   Page Number
------------------------------                                   -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1997 and
  January 31, 1997                                                   1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1997 and 1996                        2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1997 and 1996                        3

 Notes to Consolidated Financial Statements                         4 - 7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8 - 12

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                           13

                      GETTY REALTY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                      October 31,    January 31,
--------------------------------------------------------------------------------
Assets:                                                    1997          1997
--------------------------------------------------------------------------------
                                                       (unaudited)
  Real Estate:
    Land                                                 $41,219       $40,647
    Buildings                                             59,582        59,229
    Equipment                                             22,195        16,180
    Leasehold improvements                                31,387        31,703
    Assets recorded under
      capital leases                                      51,084        51,233
                                                        --------      --------
                                                         205,467       198,992
    Less, accumulated depreciation
      and amortization                                   107,140       101,058
                                                        --------      --------
      Real estate, net                                    98,327        97,934
    Cash and equivalents                                   9,945        11,385
    Accounts receivable, net                               1,762         2,731
    Mortgages receivable                                   6,355         6,602
    Recoveries from state
      underground storage tank funds                      14,559        16,217
    Deferred income taxes                                 19,109        18,485
    Prepaid expenses and other assets                      6,251         4,010
    Assets of Getty Petroleum
       Marketing Inc.                                          -       135,500
                                                        --------      --------
         Total assets                                   $156,308      $292,864
                                                        ========      ========

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
--------------------------------------------------------------------------------
Mortgages payable                                        $15,296       $18,882
Obligations under capital leases                          18,093        22,710
Accounts payable and accrued expenses                     21,427        22,281
Environmental remediation costs                           38,678        46,134
Income taxes payable                                           -         1,426
Liabilities of Getty Petroleum Marketing Inc.                  -        80,959

Stockholders' equity:
 Preferred stock, par value $1.00 per share;
  authorized 10,000,000 shares for issuance in
  series (none of which is issued)                             -             -
 Common stock, par value $.10 per share; authorized
  30,000,000 shares; issued 14,278,673 at
  October 31, 1997 and 13,582,394 at January 31, 1997      1,428         1,358
 Paid-in capital                                          75,518       120,293
 Accumulated deficit                                        (212)       (7,215)
 Treasury stock, at cost (883,316 shares at
  October 31, 1997 and 885,893 shares at
  January 31, 1997)                                      (13,920)      (13,964)
                                                        --------      --------
         Total stockholders' equity                       62,814       100,472
                                                        --------      --------
         Total liabilities and stockholders' equity     $156,308      $292,864
                                                        ========      ========




                            See accompanying notes.

                                             GETTY REALTY CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands except per share amounts)
                                                         (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                           Three months ended October 31,       Nine months ended October 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                1997           1996                    1997           1996
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Revenues from rental property                               $14,862         $8,998                 $44,740        $26,775
  Net sales of petroleum products                               5,441        214,755                  19,085        638,554
  Other income                                                    629            911                   2,522          3,495
                                                              -------        -------                 -------        -------
                                                               20,932        224,664                  66,347        668,824

Equity in earnings of Getty Petroleum Marketing Inc.                -              -                   2,931              -
                                                              -------        -------                 -------        -------
                                                               20,932        224,664                  69,278        668,824
                                                              -------        -------                 -------        -------

Cost of sales of petroleum products
 (excluding depreciation and amortization)                      5,185        201,889                  17,603        585,496
Rental property expenses                                        3,404          5,502                  10,286         16,171
Environmental and maintenance expenses                            920          1,169                   4,491         11,841
Selling, general and administrative expenses                    2,471          5,948                   9,701         19,089
Depreciation and amortization                                   2,466          5,867                   7,272         17,279
Interest expense                                                1,209          1,651                   3,898          5,264
Change of control charge                                            -              -                   2,166              -
Litigation charge (credit)                                          -         (1,783)                      -          5,802
                                                              -------        -------                 -------        -------
                                                               15,655        220,243                  55,417        660,942
                                                              -------        -------                 -------        -------
Earnings before provision for
  income taxes                                                  5,277          4,421                  13,861          7,882
Provision for income taxes                                      2,256          1,868                   5,683          3,325
                                                              -------        -------                 -------        -------

Net earnings                                                   $3,021         $2,553                  $8,178         $4,557
                                                              =======        =======                 =======        =======

Net earnings per share                                          $0.23          $0.20                   $0.63          $0.36
                                                              =======        =======                 =======        =======

Weighted average shares outstanding                            13,315         12,675                  13,069         12,673
                                                              =======        =======                 =======        =======



                                                   See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Nine months ended
                                                                  October 31,
--------------------------------------------------------------------------------
                                                               1997       1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                  $8,178     $4,557
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                              7,272     17,279
    Deferred income taxes                                       (624)     2,251
    Stock option charge                                        4,635          -
    Change of control charge                                   2,166          -
    Gain on dispositions of real estate                         (731)    (1,559)
    Equity in net earnings of Getty Petroleum Marketing Inc.  (1,731)         -
Changes in assets and liabilities:
    Accounts receivable                                          969       (541)
    Mortgages receivable                                         247          -
    Recoveries from state underground storage tank funds       1,658          -
    Prepaid expenses and other assets                         (2,292)    (3,523)
    Accounts payable and accrued expenses                     (3,156)    15,525
    Environmental remediation costs                           (7,456)         -
    Income taxes payable                                      (1,426)      (175)
                                                             -------    -------
          Net cash provided by operating activities            7,709     33,814
                                                             -------    -------

Cash flows from investing activities:
    Capital expenditures                                      (6,139)   (17,405)
    Property acquisitions                                     (2,106)      (839)
    Proceeds from dispositions of real estate                  1,362      2,321
                                                             -------    -------
          Net cash used in investing activities               (6,883)   (15,923)
                                                             -------    -------

Cash flows from financing activities:
    Mortgage borrowings                                          306          -
    Repayment of mortgages payable                            (3,892)    (3,722)
    Payments under capital lease obligations                  (4,617)    (3,951)
    Cash dividends                                            (1,175)    (1,140)
    Stock options and treasury stock, net                      7,112        204
                                                             -------    -------
          Net cash used in financing activities               (2,266)    (8,609)
                                                             -------    -------

Net increase (decrease) in cash and equivalents               (1,440)     9,282
Cash and equivalents at beginning of period                   11,385     19,808
                                                             -------    -------
Cash and equivalents at end of period                         $9,945    $29,090
                                                             =======    =======


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                              $3,888     $5,269
        Income taxes, net                                      3,398      4,623


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

     Certain reclassifications have been made in the financial statements as of January 31, 1997 and for the periods ended October 31, 1996, to conform to the October 31, 1997 presentation.

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

     The consolidated statement of operations of the Company for the nine months ended October 31, 1997 include the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax). The financial results of the Marketing business for the quarter and nine months ended October 31, 1996 are included in the consolidated financial results of the Company for the respective periods and amounted to a pre-tax loss of $5.8 million and $3.6 million, respectively ($3.4 million and $2.1 million after-tax, respectively).

     The financial results of the real estate and retained heating oil businesses for the quarters and nine months ended October 31, 1997 and 1996 are set forth below. The following financial information does not include the financial results of Marketing and is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the real estate and heating oil businesses been operated as separate, stand-alone entities during certain of such periods, nor are they necessarily indicative of future results.

<CAPTION
                                      Quarter ended October 31, 1997         Quarter ended October 31, 1996
                                      ------------------------------         ------------------------------
                                        Real      Heating                       Real      Heating
                                       Estate       Oil        Total           Estate      Oil        Total
-------------------------------------------------------------------------------------------------------------
Revenues from rental property         $14,835        $27      $14,862         $14,768        $41     $14,809

Net sales of petroleum products             -      5,441        5,441               -      6,082       6,082

Other income                              616         13          629             841         24         865
                                      -------     ------       ------          ------      ------    -------
                                       15,451      5,481       20,932          15,609      6,147      21,756
                                      -------     ------       ------          ------      ------    -------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                          -      5,185        5,185               -      5,836       5,836

Rental property expenses                3,398          6        3,404           3,343          6       3,349

Environmental and maintenance
 expenses (credit)                        920          -          920            (714)         -        (714)

Selling, general and
 administrative expenses                2,019        452        2,471             398        440         838

Depreciation and amortization           2,328        138        2,466           2,275        135       2,410

Interest expense                        1,209          -        1,209           1,558          -       1,558

Litigation credit                           -          -            -          (1,783)         -      (1,783)
                                      -------     ------       ------          ------     ------     -------
                                        9,874      5,781       15,655           5,077      6,417      11,494
                                      -------     ------       ------          ------     ------     -------

Earnings (loss) before provision
 (credit) for income taxes              5,577       (300)       5,277          10,532       (270)     10,262

Provision (credit) for income taxes     2,378       (122)       2,256           4,444       (114)      4,330
                                      -------     ------       ------          ------      ------    -------
Net earnings (loss)                    $3,199      ($178)      $3,021          $6,088      ($156)    $ 5,932
                                      =======     ======       ======         =======     ======     =======


                                     Nine months ended October 31, 1997    Nine months ended October 31, 1996
                                     ---------------------------------     ----------------------------------
                                        Real      Heating                       Real      Heating
                                       Estate       Oil        Total           Estate       Oil        Total
-------------------------------------------------------------------------------------------------------------
Revenues from rental property         $44,659        $81      $44,740         $43,847       $156     $44,003

Net sales of petroleum products             -     19,085       19,085               -     21,386      21,386

Other income                            2,514          8        2,522           3,281         61       3,342
                                      -------     ------       ------          ------     ------     -------
                                       47,173     19,174       66,347          47,128     21,603      68,731
                                      -------     ------       ------          ------     ------     -------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                          -      17,603      17,603               -     19,943      19,943

Rental property expenses               10,271          15      10,286           9,739         22       9,761

Environmental and maintenance
 expenses                               4,491           -       4,491           6,006          -       6,006

Selling, general and
 administrative expenses                8,282       1,419       9,701           2,285      1,401       3,686

Depreciation and amortization           6,876         396       7,272           6,740        380       7,120

Interest expense                        3,898           -       3,898           4,912          -       4,912

Change of control charge                2,166           -       2,166               -          -           -

Litigation charge                           -           -           -           5,802          -       5,802
                                      -------      ------      ------          ------     ------     -------
                                       35,984      19,433      55,417          35,484     21,746      57,230
                                      -------      ------      ------          ------     ------     -------

Earnings (loss) before provision
 (credit) for income taxes             11,189       (259)      10,930          11,644       (143)     11,501

Provision (credit) for
 income taxes                           4,589       (106)       4,483           4,912        (60)      4,852
                                      -------     ------       ------          ------     ------     -------
Net earnings (loss)                    $6,600      ($153)      $6,447          $6,732       ($83)     $6,649
                                      =======     ======       ======         =======     ======     =======


3.  Earnings per share:

     Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings per share computations since their effect is immaterial.

4.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1997 is as follows (in thousands):

                                                           Treasury
                    Common       Paid-in   Accumulated       Stock
                    Stock        Capital     Deficit       at cost       Total
--------------------------------------------------------------------------------
Balance,
 January 31, 1997   $1,358     $120,293       ($7,215)     ($13,964)   $100,472

Distribution to
 Marketing                      (56,272)                                (56,272)

Net earnings                                    8,178                     8,178

Cash dividends                                 (1,175)                   (1,175)

Purchase of
 treasury stock                                                  (7)         (7)

Issuance of
 treasury stock                      (1)                         51          50

Stock options           70       11,498                                  11,568
                    ------     --------        ------      --------    --------
Balance,
 October 31, 1997   $1,428     $ 75,518         ($212)     ($13,920)   $ 62,814
                    ======     ========        ======      ========    ========


5.  Legal proceeding:

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

     During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of a previously established reserve as a result of the settlement of this litigation resulting in a charge of $5.8 million related to this matter for the nine months ended October 31, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp., and its wholly-owned subsidiaries (the "Company").

Spin-off
--------

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

     The consolidated statement of operations of the Company for the nine months ended October 31, 1997 include the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax). The financial results of the Marketing business for the quarter and nine months ended October 31, 1996 are included in the consolidated financial results of the Company for the respective periods and amounted to a pre-tax loss of $5.8 million and $3.6 million, respectively ($3.4 million and $2.1 million after-tax, respectively). For additional information regarding the spin-off, see
Note 2 to the consolidated financial statements.

Results of Operations - Quarter ended October 31, 1997 compared with quarter ended October 31, 1996
-----------------------------------

     Revenues from rental property for the quarter ended October 31, 1997 principally represent rental income from Marketing ($14.2 million) with the remainder from other lessees and sublessees. Revenues from rental property for the quarter ended October 31, 1996 principally represented rental income from Marketing's dealers prior to the spin-off.

     Net sales for the third fiscal quarter ended October 31, 1997 were $5.4 million, all of which were attributable to the Company's retained heating oil business (most of which revenues occur in the first and fourth fiscal quarters), as compared with $214.8 million during the same quarter last year, which were attributable to both the heating oil business and the Marketing business. After excluding $208.7 million of net sales of the Marketing business for the quarter ended October 31, 1996, the prior year's quarterly net sales for the retained heating oil business amounted to $6.1 million. The decrease in net sales of $.7 million was principally due to lower sales prices in comparison to the quarter ended October 31, 1996. Gross profit for the retained heating oil business was $.3 and $.2 million for quarters ended October 31, 1997 and 1996, respectively.

     Other income was $.6 million for the three months ended October 31, 1997 as compared with $.9 million for the quarter ended October 31, 1996. The decrease in other income of $.2 million, after excluding $.1 million of other income of Marketing for the quarter ended October 31, 1996, was principally due to $.2 million of lower gains on asset sales and $.2 million of lower investment income, offset by $.3 million of expenses incurred in the quarter ended October 31, 1996 related to the spin-off.

     Rental property expenses, which are comprised of rent expense and real estate taxes, were $3.4 million for the quarter ended October 31, 1997 as compared with $5.5 million for the quarter ended October 31, 1996. After excluding $2.2 million of real estate taxes payable by Marketing during the quarter ended October 31, 1996, rental property expenses increased $.1 million over the prior year's comparable quarter.

     Environmental and maintenance expenses for the quarter ended October 31, 1997 were $.9 million as compared with $1.2 million for the quarter ended October 31, 1996. After excluding $1.9 million of Marketing expenses for the quarter ended October 31, 1996 (principally maintenance), the increase in environmental and maintenance expense during the current quarterly period amounted to $1.6 million. The current period charge is principally due to a revision to the Company's estimate of future remediation costs. The prior period credit of $.7 million (after excluding Marketing expenses) was due to greater than anticipated recoveries from state underground storage tank funds during the prior year quarter. As of October 31, 1997, the Company had an accrual of $38.7 million representing management's best estimate for future environmental remediation costs and had recorded $14.6 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto will be reflected in the Company's financial statements as they become known.

     Selling, general and administrative expenses for the quarter ended October 31, 1997 amounted to $2.5 million as compared with $5.9 million for the quarter ended October 31, 1996. After excluding $5.1 million of selling, general and administrative expenses of Marketing for the quarter ended October 31, 1996, selling, general and administrative expenses increased by $1.6 million primarily due to $.9 million of expense relating to stock options resulting from appreciation of the Company's stock price.


     Depreciation and amortization was $2.5 million for the quarter ended October 31, 1997 as compared with $5.9 million for the quarter ended October 31, 1996. After excluding $3.5 million of depreciation and amortization of Marketing for the quarter ended October 31, 1996, depreciation and amortization increased by $.1 million over the prior quarterly period as a result of capital expenditures and property acquisitions.

     Interest expense for the three months ended October 31, 1997 amounted to $1.2 million as compared with $1.7 million for the quarter ended October 31, 1996. After excluding $.1 million of interest expense of Marketing for the quarter ended October 31, 1996, the decrease in interest expense of $.4 million was principally due to reduced capitalized lease obligations and debt outstanding during the quarter ended October 31, 1997.

     During the quarter ended October 31, 1996, the Company reversed into income $1.8 million of a previously established litigation reserve as a result of the settlement of a judgment against a former construction company subsidiary, which the Company sold in 1989.

Results of Operations - Nine months ended October 31, 1997 compared with nine months ended October 31, 1996
---------------------------------------

     Revenues from rental property for the nine months ended October 31, 1997 principally represent rental income from Marketing ($42.8 million) with the remainder from other lessees and sublessees. Revenues from rental property for the nine months ended October 31, 1996 principally represented rental income from Marketing's dealers prior to the spin-off.

     Net sales for the nine months ended October 31, 1997 were $19.1 million, all of which were attributable to the Company's retained heating oil business, as compared with $638.6 million during the same period last year, which were attributable to both the heating oil business and the Marketing business. After excluding $617.2 million of net sales of the Marketing business for the nine months ended October 31, 1996, the prior year's net sales for the retained heating oil business amounted to $21.4 million. The decrease in net sales of $2.3 million during the nine months ended October 31, 1997 was due to a decrease in gallonage sold and lower sales prices in comparison to the nine months ended October 31, 1996. Gross profit for the retained heating oil business was $1.5 million and $1.4 million for the nine month periods ended October 31, 1997 and 1996, respectively. Higher margins were partially offset by lower gallonage sales during the current period.

     Other income was $2.5 million for the nine months ended October 31, 1997 as compared with $3.5 million for the nine months ended October 31, 1996. After excluding $.2 million of other income of Marketing for the nine months ended October 31, 1996, other income amounted to $3.3 million. The decrease in other income of $.8 million was principally due to $.7 million of lower gains on asset sales and $.6 million of lower investment income, offset by $.6 million of expenses incurred in the nine months ended October 31, 1996 related to the spin-off.

     Rental property expenses, which are comprised of rent expense and real estate taxes, were $10.3 million for the nine months ended October 31, 1997 as compared with $16.2 million for the nine months ended October 31, 1996. After excluding $6.4 million of real estate taxes payable by Marketing during the nine months ended October 31, 1996, rental property expenses increased $.5 million over the prior year's comparable period.

     Environmental and maintenance expenses for the nine months ended October 31, 1997 were $4.5 million as compared with $11.8 million for the nine months ended October 31, 1996. After excluding $5.8 million of Marketing expenses for the nine months ended October 31, 1996 (principally maintenance), the decrease in environmental and maintenance expense during the current nine month period amounted to $1.5 million. The current nine month period charge is principally due to a revision to the Company's estimate of future remediation costs.

     Selling, general and administrative expenses for the nine months ended October 31, 1997 amounted to $9.7 million as compared with $19.1 million for the nine months ended October 31, 1996. After excluding $15.4 million of selling, general and administrative expenses of Marketing for the nine months ended October 31, 1996, selling, general and administrative expenses increased by $6.0 million primarily due to $4.6 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     Depreciation and amortization was $7.3 million for the nine months ended October 31, 1997 as compared with $17.3 million for the nine months ended October 31, 1996. After excluding $10.2 million of depreciation and amortization of Marketing for the nine months ended October 31, 1996, depreciation and amortization increased by $.2 million over the prior period as a result of capital expenditures and property acquisitions.

     Interest expense for the nine months ended October 31, 1997 amounted to $3.9 million as compared with $5.3 million for the nine months ended October 31, 1996. After excluding $.4 million of interest expense of Marketing for the nine months ended October 31, 1996, the decrease in interest expense of $1.0 million was principally due to reduced capitalized lease obligations and debt outstanding during the nine months ended October 31, 1997.

     The change of control charge for the nine months ended October 31, 1997 of $2.2 million related to certain "change of control" agreements in connection with the spin-off.

     The litigation charge of $5.8 million during the nine months ended October 31, 1996 related to a judgment against a former construction company subsidiary which the Company sold in 1989.


Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of liquidity are cash flows from operations and its short-term uncommitted lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and its credit lines. As of October 31, 1997, such lines of credit amounted to $25 million, of which $7.6 million were utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, a rate tied to the bank's cost of funds or LIBOR plus 1.0% or 1.1% Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain of its capital expenditures and property acquisitions, which capital sources it believes are available.

     During the nine months ended October 31, 1997 and 1996, respectively, the Company paid quarterly cash dividends in the amount of $.03 per share for each of the three quarters.

     The Company's capital expenditures for the nine months ended October 31, 1997 amounted to $8.2 million, which included $5.5 million for the replacement of underground storage tanks at gasoline stations and $2.1 million for property acquisitions. Capital expenditures with respect to tank replacements required to meet the December 22, 1998 federal environmental standards and certain environmental liabilities and obligations continue to be the responsibility of the Company after the spin-off. As of October 31, 1997, the Company estimates that in connection therewith, it will expend approximately $15.9 million in capital expenditures and $24.1 million, net of estimated recoveries, for environmental liabilities and obligations.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The U. S. Environmental Protection Agency has issued a Notice of Violation to a Company subsidiary for selling gasoline to two Maryland locations, which gasoline exceeded the permissible level of Reid Vapor Pressure under Clean Air Act Regulations. The EPA has proposed a penalty of $136,500, the amount of which the Company is contesting.

     During the quarter ended October 31, 1997, the Company and its subsidiaries settled several claims arising out of the Keystone Superfund litigation (U.S. District Court, Middle District of Pennsylvania) for the aggregate amount of approximately $30,000.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           Designation of Exhibit
          in this Quarterly Report
                on Form 10-Q                      Description of Exhibit
                ------------                      ------------------------
                     27                           Financial Data Schedule

          Reports on Form 8-K:

             None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GETTY REALTY CORP.
                             --------------------
                                 (Registrant)


Dated:  December 11, 1997      BY: /s/ John J. Fitteron
                                   -------------------------------
                                       (Signature)
                                  JOHN J. FITTERON
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


Dated:  December 11, 1997     BY: /s/ Leo Liebowitz
                                  -------------------------------
                                      (Signature)
                                  LEO LIEBOWITZ
                                   President (Chief Executive
                                   Officer)