Form 10-Q
period 1998-04-30
GETTY PROPERTIES CORP /DE/
filed 1998-06-11
CIK 79849

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended April 30, 1998              Commission file number 001-13777
                  --------------                                     ---------


                               GETTY REALTY CORP.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                            11-3412575
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

125 Jericho Turnpike, Jericho, New York                          11753
---------------------------------------                          -----
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

Registrant had outstanding 13,564,873 shares of Common Stock, par value $.01 per share, and 2,888,799 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of April 30, 1998.

================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1998 and
  January 31, 1998                                                         1

 Consolidated Statements of Operations for the three months ended
  April 30, 1998 and 1997                                                  2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1998 and 1997                                                  3

 Notes to Consolidated Financial Statements                              4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7 - 9

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 10


                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


--------------------------------------------------------------------------------------------
                                                              April 30,         January 31,
--------------------------------------------------------------------------------------------
Assets:                                                         1998               1998
--------------------------------------------------------------------------------------------
                                                             (unaudited)
Real Estate:
       Land                                                    $129,317          $129,461
       Buildings and improvements                               165,663           162,162
                                                               --------          --------

                                                                294,980           291,623
       Less - accumulated depreciation and amortization          65,864            63,600
                                                               --------          --------

Real estate, net                                                229,116           228,023
Cash and equivalents                                              6,356            10,034
Accounts receivable, net                                          2,282             2,524
Mortgages receivable                                              6,824             6,926
Recoveries from state underground storage tank funds             14,440            15,387
Prepaid expenses and other assets                                 4,152             5,649
                                                               --------          ---------

          Total assets                                         $263,170          $268,543
                                                               ========          ========


-----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------

Mortgages payable                                               $38,981           $40,526
Accounts payable and accrued expenses                            18,537            21,408
Environmental remediation costs                                  35,284            38,297
Deferred income taxes                                            30,653            29,719
Income taxes payable                                                201                 -
                                                               --------          --------

         Total liabilities                                      123,656           129,950
                                                               --------          --------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  20,000,000 shares for issuance in series of which
  3,000,000 shares are classified as Series A Participating
  Convertible Redeemable Preferred; issued 2,888,799 at
  April 30, 1998 and January 31, 1998                            72,220            72,220
 Common stock, par value $.01 per share; authorized
  50,000,000 shares; issued 14,448,334 at April 30, 1998 and        144               144
  14,446,929 at January 31, 1998
 Paid-in capital                                                 81,030            81,000
 Retained earnings (deficit)                                         43              (848)
 Treasury stock, at cost (883,461 shares at April 30, 1998
  and January 31, 1998)                                         (13,923)          (13,923)
                                                               --------          --------

         Total stockholders' equity                             139,514           138,593
                                                               --------          --------

         Total liabilities and stockholders' equity            $263,170          $268,543
                                                               ========          ========



                             See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


--------------------------------------------------------------------------------
                                               Three months ended April 30,
--------------------------------------------------------------------------------
                                                    1998          1997
--------------------------------------------------------------------------------

Revenues:
  Revenues from rental properties                 $14,824        $14,946
  Net sales of petroleum products                   6,509          8,381
  Other income                                        279            454
                                                  -------        -------
                                                   21,612         23,781

Equity in earnings of Getty Petroleum
  Marketing Inc.                                        -          2,931
                                                  -------        -------
                                                   21,612         26,712
                                                  -------        -------

Cost of sales of petroleum products
 (excluding depreciation and amortization)          5,512          7,399
Rental property expense                             3,271          3,310
Environmental and maintenance expenses              1,640          1,240
Selling, general and administrative expenses        1,964          3,344
Depreciation and amortization                       2,333          2,387
Interest expense                                      733          1,380
Change of control charge                                -          2,166
                                                  -------        -------

                                                   15,453         21,226
                                                  -------        -------

Earnings before provision for income taxes          6,159          5,486

Provision for income taxes                          2,630          2,279
                                                  -------        -------

Net earnings                                        3,529          3,207

Preferred stock dividend                            1,282              -
                                                  -------        -------

Net earnings applicable to common stockholders     $2,247         $3,207
                                                  =======        =======


Net earnings per common share:
     Basic                                           $.17           $.25

     Diluted                                         $.17           $.25


Weighted average common shares outstanding:
     Basic                                         13,565         12,765

     Diluted                                       13,575         13,067



                             See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three months ended
                                                                   April 30,
                                                              ------------------
                                                                1998      1997
                                                                ----      ----
Cash flows from operating activities:
Net earnings                                                   $3,529    $3,207
Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                               2,333     2,387
    Deferred income taxes                                         934    (4,444)
    Loss (gain) on dispositions of real estate                     40        (1)
    Change of control charge                                        -     2,166
    Equity in net earnings of Getty Petroleum Marketing Inc.        -    (1,731)
Changes in assets and liabilities:
    Accounts receivable                                           242        86
    Mortgages receivable                                          102        40
    Recoveries from state underground storage tank funds          947       796
    Prepaid expenses and other assets                           1,456        24
    Accounts payable and accrued expenses                      (2,871)    1,234
    Environmental remediation costs                            (3,013)   (2,869)
    Income taxes payable                                          201    (1,426)
                                                               ------    -------

        Net cash provided by (used in) operating activities     3,900      (531)
                                                               ------    -------

Cash flows from investing activities:
    Capital expenditures                                       (4,110)   (2,138)
    Proceeds from dispositions of real estate                     685       272
                                                               ------    -------

        Net cash used in investing activities                  (3,425)   (1,866)
                                                               ------    -------

Cash flows from financing activities:
    Mortgage borrowings                                             -       165
    Repayment of mortgages payable                             (1,545)   (1,119)
    Payments under capital lease obligations                        -    (1,449)
    Cash dividends                                             (2,638)     (383)
    Stock options, common and treasury stock, net                  30     2,284
                                                               ------    -------

        Net cash used in financing activities                  (4,153)     (502)
                                                               ------    -------

Net decrease in cash and equivalents                           (3,678)   (2,899)
Cash and equivalents at beginning of period                    10,034    11,385
                                                               ------    -------

Cash and equivalents at end of period                          $6,356    $8,486
                                                               ======    =======


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                 $745    $1,379
        Income taxes, net                                         293     2,425


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

2.  Spin-off:

     On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and the Pennsylvania and Maryland home heating oil business, and leased most of its properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc. ("Marketing").

     The consolidated statement of operations of the Company for the three months ended April 30, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).

     The financial results of the retained real estate and heating oil businesses for the quarters ended April 30, 1998 and 1997 are set forth below. The following financial information does not include the financial results of Marketing and is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the real estate and heating oil businesses been operated as separate, stand-alone entities during such periods, nor are they necessarily indicative of future results.

(in thousands)                        Quarter ended April 30, 1998         Quarter ended April 30, 1997
                                      ----------------------------         ----------------------------

                                        Real     Heating                     Real     Heating
                                       Estate      Oil      Total           Estate       Oil     Total
                                       ------    --------  ------          -------    -------    -----

Revenues from rental properties       $14,795       $ 29   $14,824         $14,819       $127   $14,946

Net sales of petroleum products             -      6,509     6,509               -      8,381     8,381

Other income                              257         22       279             427         27       454
                                     ------------------------------------------------------------------

                                       15,052      6,560    21,612          15,246      8,535    23,781
                                     ------------------------------------------------------------------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                          -      5,512     5,512               -      7,399     7,399

Rental property expenses                3,266          5     3,271           3,263         47     3,310

Environmental and maintenance
 expenses                               1,640          -     1,640           1,240          -     1,240

Selling, general and
 administrative expenses                1,448        516     1,964           2,828        516     3,344

Depreciation and amortization           2,196        137     2,333           2,260        127     2,387

Interest expense                          733          -       733           1,380          -     1,380

Change of control charge                    -          -         -           2,166          -     2,166
                                     ------------------------------------------------------------------

                                        9,283      6,170    15,453          13,137      8,089    21,226
                                     ------------------------------------------------------------------

Earnings before provision
 for income taxes                       5,769        390     6,159           2,109        446     2,555

Provision for
 income taxes                           2,463        167     2,630             891        188     1,079
                                     ------------------------------------------------------------------

Net earnings                          $ 3,306       $223   $ 3,529         $ 1,218       $258   $ 1,476
                                     ==================================================================


3. Earnings per share:

     Basic earnings per share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 10,000 shares and 302,000 shares for the quarters ended April 30, 1998 and 1997, respectively. For the quarter ended April 30, 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock (which was issued on January 30, 1998) into common stock utilizing the if-converted method would have been antidilutive and conversion was not assumed for purposes of computing diluted earnings per common share.

4. Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1998 is as follows (in thousands):

                                                          Retained     Treasury
                     Preferred    Common      Paid-in    Earnings       Stock,
                       Stock       Stock      Capital    (Deficit)      at cost     Total
-------------------------------------------------------------------------------------------
Balance,
 January 31, 1998     $72,220      $144       $81,000       ($848)     ($13,923)   $138,593

Net earnings                                                3,529                     3,529

Cash dividends                                             (2,638)                   (2,638)

Issuance of
 common stock                                      30                                    30
                      ---------------------------------------------------------------------
Balance,
 April 30, 1998       $72,220      $144      $ 81,030         $43      ($13,923)   $139,514
                      =====================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Spin-off
--------

         On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and the Pennsylvania and Maryland home heating oil business, and leased most of its properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc. ("Marketing").

         The consolidated statement of operations of the Company for the three months ended April 30, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).


Results of Operations
---------------------

         Revenues from rental properties for the quarters ended April 30, 1998 and 1997 principally represent rental income from Marketing ($14.2 million and $14.3 million, respectively) with the remainder from other lessees and sublessees.

         Net sales of petroleum products from the Company's retained heating oil business for the first fiscal quarter ended April 30, 1998 were $6.5 million (most of which revenues occur in the first and fourth fiscal quarters), as compared with $8.4 million during the same quarter last year. The $1.9 million decrease in petroleum product sales was principally due to a 15.8% decrease in average selling prices and 7.7% of lower gallonage sold due to a warmer than normal season. Gross profit from such sales before depreciation and amortization was $1.0 million for each of the quarters ended April 30, 1998 and 1997 as higher product margins offset the lower sales volumes.

         Other income was $.3 million for the three months ended April 30, 1998 as compared with $.5 million for the quarter ended April 30, 1997. The decrease in other income of $.2 million was principally due to a management fee for administrative and other services paid by Power Test Investors Limited Partnership ("Partnership") during the quarter ended April 30, 1997 which was eliminated as a result of the merger of the Partnership into the Company on January 30, 1998.

         Rental property expense, which is comprised principally of rent expense, was $3.3 millon for each of the quarters ended April 30, 1998 and 1997.

         Environmental and maintenance expenses for the quarter ended April 30, 1998 were $1.6 million as compared with $1.2 million for the quarter ended April 30, 1997. The current quarter included a revision to the Company's estimate of future remediation costs of $1.1 million as compared to $.8 million during the prior year quarter. As of April 30, 1998, the Company had an accrual of $35.3 million representing management's best estimate for future environmental remediation costs and had recorded $14.4 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto will be reflected in the Company's financial statements as they become known.

         Selling, general and administrative expenses for the quarter ended April 30, 1998 amounted to $2.0 million, a decrease of $1.4 million as compared with the quarter ended April 30, 1997. The decrease was primarily due to a $1.8 million charge recorded in the prior year quarter relating to stock options.

         Depreciation and amortization was $2.3 million for the quarter ended April 30, 1998, which was comparable to the quarter ended April 30, 1997.

         Interest expense for the three months ended April 30, 1998 amounted to $.7 million as compared with $1.4 million for the quarter ended April 30, 1997. The decrease in interest expense of $.7 million was principally due to the elimination of capitalized lease obligations as a result of the merger of the Partnership into the Company on January 30, 1998.

         During the quarter ended April 30, 1997, the Company recorded a charge of $2.2 million related to change of control agreements in connection with the spin-off.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are cash flows from operations and its short-term uncommitted lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and credit lines. As of April 30, 1998, such lines of credit amounted to $25 million, of which $7.4 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, LIBOR plus 1.0% or 1.1%. Such lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain property acquisitions, which capital sources it believes are available.

         During the quarter ended April 30, 1998, the Company declared a quarterly cash dividend of $.10 per common share and the first quarterly dividend of $.44375 per preferred share.

         The Company's capital expenditures for the quarter ended April 30, 1998 amounted to $4.1 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. Expenditures with respect to tank replacements required to meet the December 22, 1998 federal environmental standards and certain environmental liabilities and obligations continue to be the responsibility of the Company after the spin-off. As of April 30, 1998, the Company estimates that in connection therewith, it will expend $14.2 million in capital expenditures and $20.8 million, net of estimated recoveries, for environmental liabilities and obligations, the latter of which has been fully accrued for.

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

              None.


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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  June 11, 1998                   BY:  /s/ John J. Fitteron
                                             --------------------
                                                  (Signature)
                                             JOHN J. FITTERON
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


Dated:  June 11, 1998                   BY:  /s/ Leo Liebowitz
                                             -----------------
                                                  (Signature)
                                             LEO LIEBOWITZ
                                              President (Chief Executive
                                              Officer)